Form 10QSB
period 2006-09-30
SPRING CREEK CAPITAL CORP.
filed 2007-02-09
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 Shares of Common Stock, $0.003 par value, outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1. FINANCIAL INFORMATION

SPRING CREEK CAPITAL INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Spring Creek Capital Corp.
(A Exploration Stage Company)

We have reviewed the accompanying balance sheet of Spring Creek Capital Corp. as of September 30, 2006, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Spring Creek Capital Corp.

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

Moore & Associates, Chartered
Las Vegas, Nevada
February 7, 2007

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Balance Sheet

	As of
	September 30, 2006	May 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	9,145
Total Current Assets	-	9,145

Fixed Asstes
Total Fixed Assets	0	0

Total Assets	0	9,145

LIABILITIES
Current Liabilities	0	0
Accounts payable	0	0
Total Current Liabilities	0	0

Long term Liabilities	0	0

Total Liabilities	0	0

EQUITY
75,000,00 Common Shares Authorized, 10,000,000 Shares Issued at Founders, @ $0.003 Per Share	10,000	10,000
Additional Paid-in Capital	20,000	20,000
Retained Earnings (Loss)	(30,000)	(20,855)
Total Stockholders Equity	-	9,145

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	-	9,145

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Income Statement
(Un-audited)
	As of
	For the three months ended September 30,	From inception (May 11, 2006) to September 30,
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000
Accounting & Legal Fees	0	3000
Professional Fees		6145
Incorporation		855
Total Expenses	0	30,000

Net Income (Loss)	-	(30,000)

Basic & Diluted (Loss) per Share	(0.000)	(0.003)

Weighted Average Number of Shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( May 11, 2006) to September 30, 2006
(Un-audited)
				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.003 per share	10,000,000	10,000	20,000		30,000

Net (Loss) for period				(30,000)	(30,000)
Balance, September 30, 2006	10,000,000	10,000	20,000	(30,000)	0

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Statement of Cash Flows
(Un-audited)

	For the three months ended September 30, 2006	From inception (May 11, 2006) to September 30, 2006
Cash Flow From Operating Activities
Net Income (Loss)	-	(30,000)
Accounts Payable
Net Cash from Operating Activities	-	(30,000)

Net CashAfter Operating Activities.	-	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	-	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders @ $0.003 Per Share	-	10,000
Additional Paid-in Capital	-	20,000
Net Cash from Investing Activities		30,000

Net Cash After Operating, Financial and Investing Activities.	-	-

Cash at Beginning of Period	-	0
Cash at end of Period	-	-

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An Exploration Stage Company)
Notes to the Financials Statements
September 30, 2006
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

e. Assets

The Company’s assets holds no assets from May 11, 2006 (inception) to September 30, 2006.

SPRING CREEK CAPITAL CORP.
(An Exploration Stage Company)
Notes to the Financials Statements
September 30, 2006
(Un-audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2006 and has paid expenses for $30,000 during the same period, $855 representing incorporation costs, $3,000 in accounting fees, $6,145 in professional fees and $20,000 in recognition of an impairment loss for the mineral claims

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

j. Liabilities

The company holds no current and long-term liabilities as of September 30, 2006.

k. Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in

SPRING CREEK CAPITAL CORP.
(An Exploration Stage Company)
Notes to the Financials Statements
September 30, 2006
(Un-audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial Statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Spring Creek Capital Inc. 's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-lookingstatements within the meaning of the Private Securities Litigation Reform Act of
1995.

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

Results of Operations for the period ended September 30, 2006.

The accompanying financial statements show that the Company has incurred a net loss of $30,000 for the period from May 11, 2006 (inception) to September 30, 2006 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $30,000 for the period ended September 30, 2006. At September 30, 2006, we had an accumulated deficit of $30,000.

From our inception on May 11, 2006 to the end of the period September 30, 2006, net cash provided by investing activities totaled $30,000. Of the $30,000 in net cash provided by investing activities, $10,000 was derived from the issuance of common stock and $20,000 was derived from additional paid-in capital. For the period ended September 30, 2006, net cash used in the purchase of Spring Creek’s Quadra Copper property was $20,000.

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

Registration Statement.

In June of 2006, we filed a 10-SB with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In July of 2006, The Company filed an amendment to the registration statement on the form SB-1.

Holders of Our Common Stock.

As of September 30th, 2006, we had 1 registered stockholder(s) holding 10,000,000 shares of our common stock.

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

Description of Property.

We currently do not own any property. Our principal offices are located at 12684 - 70 A. Avenue Surrey, British Columbia, V3W 2J4.

ITEM 3. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30th, 2006.

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