Form 10QSB
period 2007-06-30
SPRING CREEK CAPITAL CORP.
filed 2007-08-15
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934.

For the transition period __________ to __________

Commission File Number: 333-135213

SPRING CREEK CAPITAL INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0496750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12684 – 70 A. Avenue Surrey, British Columbia V3W 2J4
(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 318-8282

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 Shares of Common Stock, $0.003 par value, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.                      FINANCIAL INFORMATION

SPRING CREEK CAPITAL INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Spring Creek Capital Corp.

We have reviewed the accompanying balance sheet of Spring Creek Capital Corp. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Spring Creek Capital Corp.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
August 2, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

SPRING CREEK CAPITAL CORP.
(An exploration stage company)

Balance Sheet

	As of	As of
	March 31, 2007	December 31, 2006
	Unaudited
ASSETS
Current Assets
Cash and Equivalents	0	0
Total Current Assets	0	0

Fixed Asstes
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities	0	0
Accounts Payable	10,700	0
Total Current Liabilities	10,700	0

Long term Liabilities	0	0

Total Liabilities	10,700	0

EQUITY
75,000,00 Common Shares Authorized, 10,000,000 Shares Issued at Founders, @ $0.003 Per Share	10,000	10,000
Additional Paid-in Capital	20,000	20,000
Retained Earnings (Loss)	(40,700)	(30,000)
Total Stockholders Equity	(10,700)	0

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)

Income Statement

	For the three month period ended March 31,	From inception (May 11, 2006) to March 31,
	2007	2007
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000
Accounting & Legal Fees	2,000	5,000
Professional Fees	8,500	14,645
State Filings	200	1,055
Total Expenses	10,700	40,700

Net Income (Loss)	(10,700)	(40,700)

Basic & Diluted (Loss) per Share	(0.001)

Weighted Average Number of Shares	10,000,000

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( May 11, 2006) to March 31, 2007

				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.003 per share	10,000,000	10,000	20,000		30,000

Net (Loss) for period				(30,000)	(30,000)
Balance, December 31, 2006	10,000,000	10,000	20,000	(30,000)	0

Net (Loss) for period				(10,700)	(10,700)
Balance, March 31, 2007	10,000,000	10,000	20,000	(40,700)	(10,700)

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)

Statement of Cash Flows

	For the thre months ended March 31,	From inception (May 11, 2006) to March 31,
	2007	2007
Cash Flow From Operating Activities
Net Income (Loss)	(10,700)	(40,700)
Accounts Payable	10,700	10,700
Net Cash from Operating Activities	0	(30,000)

Net CashAfter Operating Activities.	0	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	0	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders @ $0.003 Per Share	0	10,000
Additional Paid-in Capital	0	20,000
Net Cash from Investing Activities	0	30,000

Net Cash After Operating, Financial and Investing Activities.	0	0

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An Exploration Stage Company)
Notes to the Financials Statements
March 31, 2007
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

c.   Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

e.  Assets

The Company holds no assets as of March 31, 2007.

As of
March 31, 2007

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

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues up to March 31, 2007, and has paid expenses for $47,000 from inception to March 31, 2007, $1,055 representing state filings, $5,000 in accounting fees, $12,645 in professional fees and $20,000 in recognition of an impairment loss for the mineral claims.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	For the three month period ended March 31,	For the year ended December 31,	From inception (May 11, 2006) to March 31,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000	20,000
Accounting & Legal Fees	2,000	3,000	3,000
Professional Fees	8,500	6,145	6,145
State Filings	200	855	855
Total Expenses	10,700	30,000	30,000

Net Income (Loss)	(10,700)	(30,000)	(30,000)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the three month period ended March 31,	From inception (May 11, 2006) to March 31,
	2007	2007

Net Income (Loss)	(10,700)	(40,700)

Basic & Diluted (Loss) per Share	(0.001)	(0.004)

Weighted Average Number of Shares	10,000,000	10,000,000

i.   Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Cash and equivalents $0.00

j.  Liabilities

The company holds accounts payable of $10,700 as of March 31, 2007.

k.    Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of March 31, 2007 the number of issued outstanding common shares was 10,000,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($10,700) for the three-month period ending March 31, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

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

Results of Operations for the period ended March 31, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $10,700 for the quarter ended March 31, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $0 for the period ended March 31, 2007. At March 31, 2007, we had an accumulated deficit of $40,700.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

Holders of Our Common Stock.

As of March 31st, 2007, we had 24 stockholder(s) holding 10,000,000 shares of our common stock.

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

Description of Property.

We currently do not own any property. Our principal offices are located at 12684 – 70 A. Avenue Surrey, British Columbia, V3W 2J4.

ITEM 3.                      CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31st, 2007.

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

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2007

SIGNATURE	TITLE	DATE

By: /s/ JAGJIT JAY SIDHU	Chief Executive Officer, Chief Financial Officer, President, Secretary,	August 3, 2007
Jagjit Jay Sidhu	Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)