Form 10QSB/A
period 2006-06-30
SPRING CREEK CAPITAL CORP.
filed 2007-10-19
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

| | Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period __________to __________

Commission File Number: 333-135213

SPRING CREEK CAPITAL CORP.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0496750
------	----------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12684 – 70 A. Avenue Surrey, British Columbia V3W 6G3
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

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 Shares of Common Stock, $0.003 par value, outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART 1.		FINANCIAL INFORMATION	3
ITEM	1.	FINANCIAL STATEMENTS (UNAUDITED)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS			9
ITEM	2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12
ITEM	3.	CONTROLS AND PROCEDURES	14
PART II.		OTHER INFORMATION.	15
ITEM	1.	LEGAL PROCEEDINGS.	15
ITEM	2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.	15
ITEM	3.	DEFAULTS UPON SENIOR SECURITIES.	15
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	15
ITEM	5.	OTHER INFORMATION.	15
ITEM	6.	EXHIBITS AND REPORTS ON FORM 8-K.	15
SIGNATURES.			16

PART 1. FINANCIAL INFORMATION

SPRING CREEK CAPITAL CORP.
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

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Income Statement
(Un-audited)

	For the Period Ended	For the Period
	June 30, 2006	Ended May 31, 2006
Revenue		(Audited)

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	20,000	20,000
Accounting & Legal Fees	3000	3000
Professional Fees	6145	6145
Incorporation	855	855
Total Expenses	30,000	30,000

Net Income (Loss)	(30,000)	(30,000)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)

Weighted Average Number of Shares	10,000,000	10,000,000

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Statement of Cash Flows
(Un-audited)

	For the Period Ended	For the Period Ended
	June 30, 2006	May 31, 2006
Cash Flow From Operating Activities		(Audited)
Net Income (Loss)	(30,000)	(30,000)
Accounts Payable	0	0
Net Cash from Operating Activities	(30,000)	(30,000)

Net CashAfter Operating Activities.	(30,000)	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating
and Financial Activities	(30,000)	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders
@ $0.003 Per Share	10,000	10,000
Additional Paid-in Capital	20,000	20,000
Net Cash from Investing Activities	30,000	30,000

Net Cash After Operating, Financial
and Investing Activities.	-	-

Cash at Beginning of Period	0	0
Cash at end of Period	-	-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Spring Creek Capital Corp.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Spring Creek Capital Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

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

Registration Statement.

In June of 2006, we filed a 10-SB with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b -2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d- 14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1) Filed with the SEC as an exhibit to our Form 10-SB Registration Statement originally filed on June 22, 2006.

Reports on Form 8-K.

No 8K forms have been filed to date.

Signatures.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2007

SPRING CREEK CAPITAL CORP.

By: /s/ JAGJIT JAY SIDHU

Jagjit Jay Sidhu
Chief Executive Officer,
Chief Financial Officer,
President, Secretary, Treasurer, and Director
(Principal Executive Officer and Principal Accounting Officer)