Form 10QSB/A
period 2006-09-30
SPRING CREEK CAPITAL CORP.
filed 2007-10-19
CIK 1366823

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

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

TABLE OF CONTENTS

PART 1.		FINANCIAL INFORMATION	3
ITEM	1.	FINANCIAL STATEMENTS (UNAUDITED)	5
NOTES TO THE FINANCIALS STATEMENTS			9
ITEM	2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12
ITEM	3.	CONTROLS AND PROCEDURES	14
PART II.		OTHER INFORMATION.	15
ITEM	1.	LEGAL PROCEEDINGS.	15
ITEM	2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.	15
ITEM	3.	DEFAULTS UPON SENIOR SECURITIES.	15
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	15
ITEM	5.	OTHER INFORMATION.	15
ITEM	6.	EXHIBITS AND REPORTS ON FORM 8-K.	15
SIGNATURES.			16

PART 1.	FINANCIAL INFORMATION

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

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Income Statement
(Un-audited)

	As of
		From inception
	For the three months	(May 11, 2006)
	ended September 30,	to September 30,
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000
Accounting & Legal Fees	0	3000
Professional Fees		6145
Incorporation		855
Total Expenses	0	30,000

Net Income (Loss)	-	(30,000)

Basic & Diluted (Loss) per Share	(0.000)	(0.003)

Weighted Average Number of Shares	10,000,000	10,000,000

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

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Statement of Cash Flows
(Un-audited)

	For the three	From inception
	months ended	(May 11, 2006) to
	September 30, 2006	September 30, 2006
Cash Flow From Operating Activities
Net Income (Loss)	-	(30,000)
Accounts Payable
Net Cash from Operating Activities	-	(30,000)

Net CashAfter Operating Activities.	-	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating
and Financial Activities	-	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders
@ $0.003 Per Share	-	10,000
Additional Paid-in Capital	-	20,000
Net Cash from Investing Activities		30,000

Net Cash After Operating, Financial
and Investing Activities.	-	-

Cash at Beginning of Period	-	0
Cash at end of Period	-	-

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