Form 10QSB/A
period 2007-03-31
SPRING CREEK CAPITAL CORP.
filed 2007-10-19
CIK 1366823

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
Las Vegas, Nevada
August 2, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Balance Sheet

	As of	As of
	March 31, 2007 Unaudited	December 31, 2006

ASSETS
Current Assets
Cash and Equivalents	0	0
Total Current Assets	0	0

Fixed Asstes
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities	0	0
Accounts Payable	10,700	0
Total Current Liabilities	10,700	0

Long term Liabilities	0	0

Total Liabilities	10,700	0

EQUITY
75,000,00 Common Shares Authorized, 10,000,000
Shares Issued at Founders, @ $0.003 Per Share	10,000	10,000
Additional Paid-in Capital	20,000	20,000
Retained Earnings (Loss)	(40,700)	(30,000)
Total Stockholders Equity	(10,700)	0

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	0	0

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Income Statement

	For the	From inception
	three month	(May 11, 2006)
	period ended	to March 31,
	March 31, 2007	2007
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000
Accounting & Legal Fees	2,000	5,000
Professional Fees	8,500	14,645
State Filings	200	1,055
Total Expenses	10,700	40,700

Net Income (Loss)	(10,700)	(40,700)

Basic & Diluted (Loss) per Share	(0.001)

Weighted Average Number of Shares	10,000,000

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

The accompanying notes are an integral
part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Statement of Cash Flows

		From inception
	For the thre months	(May 11, 2006)
	ended March 31,	to March 31,
	2007	2007
Cash Flow From Operating Activities
Net Income (Loss)	(10,700)	(40,700)
Accounts Payable	10,700	10,700
Net Cash from Operating Activities	0	(30,000)

Net CashAfter Operating Activities.	0	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating
and Financial Activities	0	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders
@ $0.003 Per Share	0	10,000
Additional Paid-in Capital	0	20,000
Net Cash from Investing Activities	0	30,000

Net Cash After Operating, Financial
and Investing Activities.	0	0

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

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

			From inception
	For the three month	For the year ended	(May 11, 2006)
	period ended	December 31,	to March 31,
	March 31, 2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	20,000	20,000
Accounting & Legal Fees	2,000	3,000	3,000
Professional Fees	8,500	6,145	6,145
State Filings	200	855	855
Total Expenses	10,700	30,000	30,000

Net Income (Loss)	(10,700)	(30,000)	(30,000)

g.	Basic Income (Loss) Per Share

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

	For the	From inception
	three month period	(May 11, 2006)
	ended March 31,	to March 31,
	2007	2007

Net Income (Loss)	(10,700)	(40,700)

Basic & Diluted (Loss) per Share	(0.001)	(0.004)

Weighted Average Number of Shares	10,000,000	10,000,000

i.	Cash and Cash Equivalents

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Spring Creek Capital Corp. 's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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