Form 10KSB/A
period 2006-12-31
SPRING CREEK CAPITAL CORP.
filed 2007-10-22
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended : December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission file number 333-135213

SPRING CREEK CAPITAL CORP.
(Name of small business issuer in its charter)

Nevada	98-0496750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12684 - 70 A. Avenue Surrey, British Columbia	V3W 6G3
(Address of principal executive offices)	(Zip Code)

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

2

ITEM 1. DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Spring Creek Capital Corp. (the "Company" or "we" or “us” or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management;
2.	Our ability to successfully engage in mineral exploration activities;
3.	The intensity of competition;
4.	Fluctuations in the price of copper and other minerals;
5.	Regulation by federal and provincial governments in territories where we operate;
6.	Our ability to successfully integrate, if at all, our alternative fuel operations; and
7.	General economic conditions.

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
  Construction of a similar grid oriented north-south at the Copper Cliff Mine.
  Geological mapping and sampling of all known past production, prospect and showing areas.
  A soil and silt geochemical sampling program over the entire grid.
  IP geophysics over selected parts of the grid.
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

Management believes that long-term profitability and growth will depend on our ability to:

  attract and retain our management and hire and retain qualified employees;
  successfully engage in mineral exploration activities;
  commercially exploit the mineral deposits or reserves located on the Quadra Copper Property;
  identify and commercially exploit copper and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale integrate, if at all, our alternative fuel operations;
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

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS ..

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

Number of Shares
Remaining Available
for Future Issuance
	Number of Shares to		Under Equity
	Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding	Outstanding Options,	Reflected in
	Options, Warrants	Warrants and Rights	Column (a))
Plan Category(1)	and Rights)	(b)	(c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

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

1.	Our ability to attract and retain management;
2.	Our ability to successfully engage in mineral exploration activities;
3.	The intensity of competition;
4.	Fluctuations in the price of copper and other minerals;
5.	Regulation by federal and provincial governments in territories where we operate;
6.	Our ability to successfully integrate, if at all, our alternative fuel operations; and
7.	General economic conditions.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

Jagjit Jay Sidhu (1)	43	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	May 2006

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

Summary Compensation Table

Change in
						Non-Equity	Pension
						Incentive	Value and Non-
						Plan	Qualified	All
				Stock		Compens-	Deferred	Other
		Salary	Bonus	Awards	Option	ation	Compensation	Compensation
Name & Principal Position	Year	($)	($)	($) (4)	Awards ($)	($)	Earnings ($)	($) (1)	Total ($)

Jagjit Jay Sidhu
Founder, Chief Executive
Officer, acting Chief Financial	2006	--	--	--	--	--	--	--	--
Officer, President and Director
(2)

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

Option Awards	Stock Awards

								Equity	Equity
								Incentive	Incentive
								Plan	Plan Awards:
							Market	Awards:	Market or
			Equity				Value	Number	Payout
			Incentive				of	of	Value
			Plan				Shares	Unearned	of
			Awards:			Number	or	Shares,	Unearned
	Number	Number	Number			of Shares	Units	Units or	Shares,
	of	of	of			or Units	of	Other	Units or
	Securities	Securities	Securities			of Stock	Stock	Rights	Other
	Underlying	Underlying	Underlying			That	That	That	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Jagjit Sidhu	---	---	—	---	—	—	—	—	—

Employment Agreements

None:

Director Compensation

The following table sets forth with respect to each of our directors, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

	Fees				Change in
	Earned				Pension Value
	or			Non-Equity	and
	Paid			Incentive	Nonqualified
	in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g) (3)	(h)
Jagjit Sidhu(1)	—	—	—	—	—	—	—

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

Name and address of owner	Title of	Capacity with Company	Number of Shares	Percentage
	Class		Beneficially Owned	of Class
(1)
Jagjit Jay Sidhu	Common	Founder, Chief Executive	7,500,000	75%
	Stock	Officer, acting Chief Financial
Officer, President and Director

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

Equity Compensation Table

Number of Shares
Remaining Available
for Future Issuance
	Number of Shares to		Under Equity
	Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding	Outstanding Options,	Reflected in
	Options, Warrants	Warrants and Rights	Column (a))
Plan Category(1)	and Rights)	(b)	(c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

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

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

ITEM 13. EXHIBITS

The following financial statements for Spring Creek Capital Corp., are filed as a part of this Annual Report:

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

December 31,
2006
Fee Type

Audit fees	$	[3000]
Audit related fees		[1000]
Registration statement fees		[200]
Tax fees		[_0_]
All other fees		[0]

Total fees	$	[4,200]

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

SPRING CREEK CAPITAL CORP.

Dated: October 17, 2007	By: /s/ Jagjit Jay Sidhu
Jagjit Jay Sidhu
Chief Executive Officer, President, acting Chief Financial Officer and acting Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagjit Jay Sidhu	Chief Executive Officer, President,	October 17, 2007
Jagjit Jay Sidhu	acting Chief Financial Officer, acting Principal
Accounting Officer and Director

SPRING CREEK CAPITAL CORP.
INDEX TO FINANCIAL STATEMENTS

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

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Income Statement

		From inception
	For the year ended	(May 11, 2006)
	December 31,	to December 31,
	2006	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	20,000	20,000
Accounting & Legal Fees	3,000	3,000
Professional Fees	6,145	6,145
Incorporation	855	855
Total Expenses	30,000	30,000

Net Income (Loss)	(30,000)	(30,000)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)

Weighted Average Number of Shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( May 11, 2006 ) to December 31, 2006
	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.003 per
share	10,000,000	10,000	20,000		30,000

Net (Loss) for period				(30,000)	(30,000)
Balance, December 31, 2006	10,000,000	10,000	20,000	(30,000)	0

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
(An exploration stage company)
Statement of Cash Flows

		From inception
	For the year ended	(May 11, 2006)
	December 31,	to December 31,
	2006	2006
Cash Flow From Operating Activities
Net Income (Loss)	(30,000)	(30,000)
Accounts Payable	0	0
Net Cash from Operating Activities	(30,000)	(30,000)

Net CashAfter Operating Activities.	(30,000)	(30,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating
and Financial Activities	(30,000)	(30,000)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders
@ $0.003 Per Share	10,000	10,000
Additional Paid-in Capital	20,000	20,000
Net Cash from Investing Activities	30,000	30,000

Net Cash After Operating, Financial
and Investing Activities.	-	-

Cash at Beginning of Period	0	0
Cash at end of Period	-	-

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

F7

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

		From inception
	For the year ended	(May 11, 2006)
	December 31,	to December 31,
	2006	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	20,000	20,000
Accounting & Legal Fees	3,000	3,000
Professional Fees	6,145	6,145
Incorporation	855	855
Total Expenses	30,000	30,000

Net Income (Loss)	(30,000)	(30,000)

F8

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

		From inception
	For the year ended	(May 11, 2006)
	December 31,	to December 31,
	2006	2006

Net Income (Loss)	(30,000)	(30,000)

Basic & Diluted (Loss) per Share	(0.003)	(0.003)

Weighted Average Number of Shares	10,000,000	10,000,000

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

F9

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

F10