Form 10KSB
period 2007-12-31
SPRING CREEK CAPITAL CORP.
filed 2008-08-14
CIK 1366823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2007
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                       Commission file number: 333-135213


                            SPRING CREEK CAPITAL INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                98-0496750
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      5190 Neil Road Suite 430
              Reno, NV                                             89502
(Address of Principal Executive Offices)                         (Zip Code)

              (Registrant's Telephone Number, including Area Code)
                                 (604) 318-8282

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Common Shares outstanding as of July 22, 2008 10,000,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ......................................................................  3

ITEM 1:  DESCRIPTION OF BUSINESS ............................................  3
ITEM 2:  DESCRIPTION OF PROPERTY ............................................ 12
ITEM 3:  LEGAL PROCEEDINGS .................................................. 12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........... 12
ITEM 6:  MANAGEMENT DISCUSSION AND ANALYSIS ................................. 12

PART II ..................................................................... 16

ITEM 7:  FINANCIAL STATEMENTS ............................................... 17
ITEM 8:  CONTROLS AND PROCEDURES ............................................ 25

PART III .................................................................... 26

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ....... 26
ITEM 10: EXECUTIVE COMPENSATION ............................................. 27
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..... 27
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 27
ITEM 13: EXHIBITS AND REPORTS ............................................... 28
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................. 28

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Spring Creek Capital Inc., (hereinafter referred to as the "Company") was incorporated on May 11, 2006 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for copper and other metals.

The Company filed its articles of incorporation with the Nevada Secretary of State on May 11, 2006, indicating Jagjit Jay Sidhu as its sole Director and its President and sole executive officer.

The Company issued 10,000,000 shares of common stock on 2006 for cash of $30,000

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

In 2006 the Company purchased mining claims located in the Quadra Copper Property on Quadra Island in the Nanaimo Mining Division about 10 km north of Campbell River, Vancouver Island. It comprises two mineral claims containing 33 cell claim units totaling 683.743 hectares. The Company paid $20,000 for the Quadra Copper Property.

Our business plan is to proceed with the exploration of our copper property to determine whether there is any potential for copper on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

We are in the pre exploration stage and presently have no operating assets or customers. The market for metals that we expect to produce depends on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals.

COMPETITION

The mining industry is highly competitive. Competitors will include major mining companies, other independent resource companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face intense competition for the acquisition of mineral leases and properties.

REGULATIONS

Our proposed business will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry. Most of our extraction operations will require permits or authorizations from federal, provincial or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

ENVIRONMENTAL MATTERS

Our proposed business activities will be subject to extensive federal, provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly.

EMPLOYEES

Our only current employee is Jagjit Jay Sidhu, our President and sole executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a new enterprise intending to engage in the business of mining exploration and development. The business of acquiring, developing and producing mineral reserves is inherently risky.

WE ARE AN EXPLORATION STAGE COMPANY WITH NO MINERAL PROPERTIES AND NO OPERATING HISTORY IN THE BUSINESS OF MINING EXPLORATION AND DEVELOPMENT. ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an exploration stage company and have no current properties or operations. Our business plan involves our engagement in mineral exploration, which may include our acquisition and development, in Western Canada and elsewhere, of mining properties. As a proposed mineral exploration and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the resource industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit mineral reserves on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus on the mining industry in a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully acquire mineral properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY ESTABLISH MINING OPERATIONS OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our mining business. If we fail to effectively establish mining operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

     *    meet our capital needs;
     *    expand our systems effectively or efficiently or in a timely manner;
     *    allocate our human resources optimally;
     *    identify and hire qualified employees or retain valued employees; or
     * incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth,  our operations and our financial results
could  be  adversely   affected  by  inefficiency,   which  could  diminish  our
profitability.

OUR BUSINESS MAY SUFFER IF WE DO NOT ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

OUR MANAGEMENT TEAM DOES NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed during 2007 provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favourable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We incurred a net loss of $23,655 for the year ended December 31, 2007. As at December 31, 2007 we had an accumulated deficit in the aggregate amount of $53,655. If we fail to achieve profitability and continue to incur losses, the value of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

The report of our independent registered public accounting firm, Moores & Associates CHTD, on our financial statements for the 12 months ended December 31, 2007 contains an explanatory paragraph that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that the Report of our Independent Registered Public Accounting Firm on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

RISKS RELATED TO OUR INDUSTRY

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of minerals and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF MINERAL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of minerals will be realized. In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable minerals, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Mineral extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to mineral interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

RISKS RELATED TO OUR COMMON STOCK

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There has been a no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
     * fluctuations in revenue from our mineral business as new reserves come to market;
     * changes in the market for commodities or in the capital markets generally;
     *    quarterly variations in our revenues and operating expenses;
     * changes in the valuation of similarly situated companies, both in our industry and in other industries;
     * changes in analysts' estimates affecting us, our competitors or our industry;

     * changes in the accounting methods used in or otherwise affecting our industry;
     *    additions and departures of key personnel;
     * fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favourable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

Our principal office is located at 5190 Neil Road Suite 430, Reno, NV, 89502.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the 12 months ending December 31, 2007 through the solicitation of proxies or otherwise.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company intends to make application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

DIVIDENDS

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATION

Subject to the availability of resources and personnel, our business plan for the next year is to proceed with (i) the exploration of the Quadra Copper Property to determine whether there is any potential for copper on our mineral claim, (ii) our business of acquiring and exploring copper and mineral properties with proven and probable reserves principally, with the objective of identifying copper and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection titled "Proposed Program of Exploration," and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate. Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000, $75,000 and $150,000.00 respectively. As of December 31, 2007 we have no cash on hand to proceed with this exploration program. The lack of cash during our fiscal year ended December 31, 2007, has kept us from conducting any exploration work on the Quadra Copper Property or to otherwise acquire and explore other copper and mineral properties.

We plan to commence Phase 1 of the exploration in 2008. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     * $1,000.00 to be paid to the Provincial government to keep the claim valid;
     * $25,000.00 in connection with the completion of Phase 1 of our recommended geological work program;
     * $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
     * $150,000.00 in connection with the completion of Phase 3 of our recommended geological work program; and
     * $20,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

RESULTS OF OPERATIONS

The accompanying financial statements show that we have incurred a net loss of $53,655 for the period from May 11, 2006 (inception) to December 31, 2007 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had no cash in the bank.

The Company issued 10,000,000 shares of common stock on 2006 for cash of $30,000.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that our policies may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented in the notes to our financial statements.

When we prepare our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We base these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made. Changes in estimates are recorded if and when better information becomes available.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make an assumption about a matter that was highly uncertain at the time the estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of a different estimate that we reasonably could have used in the current period, could have a material impact on our consolidated results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS -

In  September  2006,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENT.

The Company does not expect the adoption of SFAS 159 to materially effect the Company's financial position or results of operations. Management does not
believe   that  any  recently   issued,   but  not  yet   effective   accounting
pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 10,000,000 shares of common stock on 2006 for cash of $30,000.

                         PART II - FINANCIAL INFORMATION

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spring Creek Capital Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Spring Creek Capital Corp. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on May 11, 2006 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Capital Corp. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on May 11, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $53,655 for the period from May 11, 2006 (inception) to December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 12, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

ITEM 7: FINANCIAL STATEMENTS

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                              As of
                                                  December 31,      December 31,
                                                     2007              2006
                                                   --------          --------
                                                   (Audited)         (Audited)

Assets

Current assets
  Cash                                             $     --          $     --
                                                   --------          --------
Total current assets                                     --                --
                                                   --------          --------

Total Assets                                       $     --          $     --
                                                   ========          ========

Liabilities

Current liabilities
  Accounts payable                                 $ 18,655          $     --
  Due to a related party                              5,000                --
                                                   --------          --------
Total current liabilities                            23,655                --
                                                   --------          --------

Total Liabilities                                    23,655                --
                                                   --------          --------
Stockholders' Equity
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                          10,000            10,000
  Additional paid-in capital                         20,000            20,000
  Deficit accumuated during exploration period      (53,655)          (30,000)
                                                   --------          --------
Total stockholders deficit                          (23,655)               --
                                                   --------          --------

Total liabilites and stockholders equity           $     --          $     --
                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                Income Statements
                             (Stated in US Dollars)

                                                         For the year          From inception        From inception
                                                            ended            (May 11, 2006) to     (May 11, 2006) to
                                                          December 31,          December 31,          December 31,
                                                             2007                  2006                  2007
                                                          -----------           -----------           -----------
Revenue                                                   $        --           $        --           $        --
                                                          -----------           -----------           -----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)               --                20,000                20,000
  Accounting & Professional Fees                               23,455                 9,145                32,600
  Filing Fees                                                     200                   855                 1,055
                                                          -----------           -----------           -----------
Total Expenses                                                 23,655                30,000                53,655
                                                          -----------           -----------           -----------

Provision for income tax                                           --                    --                    --
                                                          -----------           -----------           -----------

Net Income (Loss)                                         $   (23,655)          $   (30,000)          $   (53,655)
                                                          ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                   $    (0.002)          $    (0.003)
                                                          -----------           -----------

Weighted Average Number of Common Shares                   10,000,000            10,000,000
                                                          -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                              SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                       Statements of Stockholder's Equity
               From Inception (May 11, 2006) to December 31, 2007
                             (Stated in US Dollars)

                                                                                      Deficit
                                                                                    Accumulated
                                                                                      During
                                             Common Stock              Paid in      Exploration        Total
                                         Shares         Amount         Capital         Stage           Equity
                                         ------         ------         -------         -----           ------
Shares issued to founders -
 May 11, 2006 at $0.003 per share      10,000,000      $ 10,000       $ 20,000       $      --       $  30,000

Net (Loss) for period                                                                  (30,000)        (30,000)
                                      -----------      --------       --------       ---------       ---------
Balance, December 31, 2006             10,000,000        10,000         20,000         (30,000)             --

Net (Loss) for period                                                                  (23,655)        (23,655)
                                      -----------      --------       --------       ---------       ---------

Balance, December 31, 2007             10,000,000      $ 10,000       $ 20,000       $ (53,655)      $ (23,655)
                                      ===========      ========       ========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                 For the year        From inception       From inception
                                                                    ended          (May 11, 2006) to    (May 11, 2006) to
                                                                  December 31,        December 31,         December 31,
                                                                     2007                2006                 2007
                                                                   ---------           ---------            --------
OPERATING ACTIVITIES
  Net income (loss)                                                $ (23,655)          $ (30,000)           $(53,655)
  Recognition of an Impairment Loss (Mineral Claims)                      --              20,000              20,000
  Accounts payable                                                    18,655                  --              18,655
                                                                   ---------           ---------            --------
NET CASH USED IN OPERATING ACTIVITIES                                 (5,000)            (10,000)            (15,000)

INVESTING ACTIVITES
  Purchase of mineral claim                                               --             (20,000)            (20,000)
                                                                   ---------           ---------            --------
NET CASH USED IN INVESTING ACTIVITIES                                     --             (20,000)            (20,000)

FINANCING ACTIVITIES
  Shareholder Loan                                                     5,000                  --               5,000
  Common shares issued to founders @ $0.001 per share                     --              10,000              10,000
  Additional paid-in capital                                              --              20,000              20,000
                                                                   ---------           ---------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              5,000              30,000              35,000

Cash at beginning of period                                               --                  --                  --
                                                                   ---------           ---------            --------
CASH AT END OF PERIOD                                              $      --           $      --            $     --
                                                                   =========           =========            ========
Cash Paid For:
  Interest                                                         $      --           $      --            $     --
                                                                   =========           =========            ========
  Income Tax                                                       $      --           $      --            $     --
                                                                   =========           =========            ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                     $      --           $      --            $     --
                                                                   =========           =========            ========
  Stock issued for accounts payable                                $      --           $      --            $     --
                                                                   =========           =========            ========
  Stock issued for notes payable and interest                      $      --           $      --            $     --
                                                                   =========           =========            ========
  Stock issued for convertible debentures and interest             $      --           $      --            $     --
                                                                   =========           =========            ========
  Convertible debentures issued for services                       $      --           $      --            $     --
                                                                   =========           =========            ========
  Warrants issued                                                  $      --           $      --            $     --
                                                                   =========           =========            ========
  Stock issued for penalty on default of convertible debentures    $      --           $      --            $     --
                                                                   =========           =========            ========
  Note payable issued for finance charges                          $      --           $      --            $     --
                                                                   =========           =========            ========
  Forgiveness of note payable and accrued interest                 $      --           $      --            $     --
                                                                   =========           =========            ========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2007)
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 11, 2006.

The Company is engaged in the exploration of copper. Efforts to date have focused on the Quadra Copper Project.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

e. Assets

The company has no cash as of December 31, 2007.

f. Mineral Property

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

In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (May 11,
2006) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

g. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2007 and has paid expenses of $53,655 since inception. For the one year period ended December 31, 2007 it has incurred expenses of $23,655.

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its mineral properties are to be held and used for impairment, as per SFAS 144: "Accounting for the Impairment of Long-Live Assets." Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company's current period operating loss combined with the Company's history of operating losses and our projection that demonstrates continuing losses associated with the mineral properties.

In accordance with FASB 144, 25, "An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as "income from operations" is presented, it shall include the amount of that loss." The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

                                                         For the year          From inception        From inception
                                                            ended            (May 11, 2006) to     (May 11, 2006) to
                                                          December 31,          December 31,          December 31,
                                                             2007                  2006                  2007
                                                          -----------           -----------           -----------
Revenue                                                   $        --           $        --           $        --
                                                          -----------           -----------           -----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)               --                20,000                20,000
  Accounting & Professional Fees                               23,455                 9,145                32,600
  Filing Fees                                                     200                   855                 1,055
                                                          -----------           -----------           -----------
Total Expenses                                                 23,655                30,000                53,655
                                                          -----------           -----------           -----------

Provision for income tax                                           --                    --                    --
                                                          -----------           -----------           -----------

Net Income (Loss)                                         $   (23,655)          $   (30,000)          $   (53,655)
                                                          ===========           ===========           ===========

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                                                         For the year          From inception        From inception
                                                            ended            (May 11, 2006) to     (May 11, 2006) to
                                                          December 31,          December 31,          December 31,
                                                             2007                  2006                  2007
                                                          -----------           -----------           -----------
Net Income (Loss)                                         $   (23,655)          $   (30,000)          $   (53,655)
                                                          ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                   $    (0.002)          $    (0.003)
                                                          -----------           -----------

Weighted Average Number of Common Shares                   10,000,000            10,000,000
                                                          -----------           -----------

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j. Liabilities

Liabilities are made up of current liabilities. Current liabilities include accounts payable of $18,655 as of December 31, 2007 and an amount due to related party of $5,000, which is owed to a shareholder, interest free.

Share Capital

a)   Authorized:

     75,000,000 common shares with a par value of $0.001

b)   Issued:

     The company issued to the founders 10,000,000 common shares of stock for $30,000. As of December 31, 2007, there are Ten Million (10,000,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k. Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2007.

l. Subsequent Events

On June 14, 2008 the company completed private placements issuing 960,000 common shares.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $53,655 for the period from May 11, 2006 (inception) to December 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 8. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Jagjit Jay Sidhu.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON EFFECTIVE CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting purposes accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transaction; providing reasonable assurance that transactions are recorded as necessary for preparations of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the company's internal control over financial reporting was effective as of December 31, 2007. There where no changes in our internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                                                                    Served  as a  Director
Name                   Age              Position with Registrant                       or Officer since
----                   ---              ------------------------                       ----------------
Jagjit Jay Sidhu       43     President, Chief Executive Officer and Director            May 11, 2006

The following information sets forth the backgrounds and business experience of the sole director, executive officer:

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

BOARD COMMITTEES

At this time the board has no committees, including audit, nominating or compensation committee, but we intend to create such committees sometime in the second calendar quarter of 2008.

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would benefit the shareholders.

AUDIT COMMITTEE

Since we have only three directors, we have neither an audit committee of the Board of Directors nor an "audit committee financial expert", as such term is defined under the Securities Exchange Act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the 12 months ended December 31, 2007.

                                            Annual Compensation                     Long Term Compensation
                                       -----------------------------   -----------------------------------------------
                                                                       Restricted
                                                        Other Annual     Stock     Options/      LTIP      All Other
Name                 Title       Year  Salary   Bonus   Compensation    Awarded    SARs(#)    Payouts($)  Compensation
----                 -----       ----  ------   -----   ------------    -------    -------    ----------  ------------
Jagjit Jay Sidhu   President,   2006-    $0      $0          $0           $0          $0          $0            $0
                   CEO, &       2007
                   Director

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                         Shares of
                        Name of            Common        Options     Percent of
Title of Class     Beneficial Owner        Stock         (Vested)      Class
--------------     ----------------        -----         --------      -----

   Common          Jagjit Jay Sidhu      7,500,000          0            75%

The above calculations were made on 10,000,000 shares of our Common Stock outstanding as of December 31, 2007.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit
Number                                   Description
------                                   -----------

 3(i)      Articles of Incorporation of the Company dated May 11, 2006. (1)

 3(ii)     By-laws of the Company. (1)

 31.1 Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

 32.1 Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

----------
*    Filed herewith.
(1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates CHTD, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

                                           Fiscal Year Ended
                                           December 31, 2007
                                           -----------------

               Audit fees                        $6500
               Audit-related fees                $   0
               Tax fees                          $   0
               All other fees                    $8000

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 /s/ Jagjit Jay Sidhu
                                 -----------------------------------------------
                                 Jagjit Jay Sidhu
                                 President, Chief Executive Officer and Director

                                 Dated: June 30, 2008