Form 10-Q
period 2008-03-31
SPRING CREEK CAPITAL CORP.
filed 2008-08-14
CIK 1366823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-135213


                            SPRING CREEK CAPITAL INC.
             (Exact name of Registrant as specified in its charter)

              Nevada                                       98-0491567
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

      5190 Neil Road Suite 430
           Reno, NV, 89502                          Telephone: (604) 318-8282
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding at July 22, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)


                                                             As of
                                                  March 31,         December 31,
                                                    2008               2007
                                                  --------           --------
                                                                     (Audited)
Assets

Current assets
  Cash                                            $     --           $     --
                                                  --------           --------
Total current assets                                    --                 --
                                                  --------           --------

Total Assets                                      $     --           $     --
                                                  ========           ========

Liabilities

Current liabilities
  Accounts payable                                $ 19,155           $ 18,655
  Due to a related party                             5,000              5,000
                                                  --------           --------
Total current liabilities                           24,155             23,655
                                                  --------           --------

Total Liabilities                                   24,155             23,655
                                                  --------           --------
Stockholders' Equity
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                         10,000             10,000
  Additional paid-in capital                        20,000             20,000
  Deficit accumulated during exploration stage     (54,155)           (53,655)
                                                  --------           --------
Total stockholders' equity                         (24,155)           (23,655)
                                                  --------           --------

Total liabilites and stockholders' equity         $     --           $     --
                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                         For the three       For the three
                                                         month period        month period         From inception
                                                            ended               ended           (May 11, 2006) to
                                                           March 31,           March 31,             March 31,
                                                             2008                2007                  2008
                                                          -----------         -----------           -----------
Revenue                                                   $        --         $        --           $        --
                                                          -----------         -----------           -----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)               --                  --                20,000
  Accounting & Professional Fees                                  300              32,900
  Corporate State Filing Fees                                     200                 200                 1,255
                                                          -----------         -----------           -----------
Total Expenses                                                    500                 200                54,155
                                                          -----------         -----------           -----------

Provision for Income Tax                                           --                  --                    --
                                                          -----------         -----------           -----------

Net Income (Loss)                                         $      (500)        $      (200)          $   (54,155)
                                                          ===========         ===========           ===========

Basic & Diluted (Loss) per Common Share                   $    (0.000)        $    (0.000)
                                                          -----------         -----------

Weighted Average Number of Common Shares                   10,000,000          10,000,000
                                                          -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                   For the three     For the three
                                                                   month period      month period      From inception
                                                                      ended             ended        (May 11, 2006) to
                                                                     March 31,         March 31,          March 31,
                                                                       2008              2007               2008
                                                                     --------          --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                  $   (500)         $   (200)          $(54,155)
  Recognition of an Impairment Loss (Mineral Claims)                       --                --             20,000
  Accounts payable                                                        500               200             19,155
                                                                     --------          --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                      --                --            (15,000)

INVESTING ACTIVITIES
  Purchase of mineral claim                                                --                --            (20,000)
                                                                     --------          --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                      --                --            (20,000)

FINANCING ACTIVITIES
  Shareholder Loan                                                         --                --              5,000
  Common shares issued to founders @ $0.001 per share                      --                --             10,000
  Additional paid-in capital                                               --                --             20,000
                                                                     --------          --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --                --             35,000

Cash at beginning of period                                                --                --                 --
                                                                     --------          --------           --------

CASH AT END OF PERIOD                                                $     --          $     --           $     --
                                                                     ========          ========           ========
Cash Paid For:
  Interest                                                           $     --          $     --           $     --
                                                                     ========          ========           ========
  Income Tax                                                         $     --          $     --           $     --
                                                                     ========          ========           ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                       $     --          $     --           $     --
                                                                     ========          ========           ========
  Stock issued for accounts payable                                  $     --          $     --           $     --
                                                                     ========          ========           ========
  Stock issued for notes payable and interest                        $     --          $     --           $     --
                                                                     ========          ========           ========
  Stock issued for convertible debentures and interest               $     --          $     --           $     --
                                                                     ========          ========           ========
  Convertible debentures issued for services                         $     --          $     --           $     --
                                                                     ========          ========           ========
  Warrants issued                                                    $     --          $     --           $     --
                                                                     ========          ========           ========
  Stock issued for penalty on default of convertible debentures      $     --          $     --           $     --
                                                                     ========          ========           ========
  Note payable issued for finance charges                            $     --          $     --           $     --
                                                                     ========          ========           ========
  Forgiveness of note payable and accrued interest                   $     --          $     --           $     --
                                                                     ========          ========           ========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                 From Inception (May 11, 2006) to March 31, 2008
                             (Stated in US Dollars)


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

e. Assets

The company has no cash as of March 31, 2008.

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

g. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2008 and has paid expenses of $54,155 since inception. For the one three month period ended March 31, 2008 it has incurred expenses of $500

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its property is to be held and used for impairment, as per SFAS 144: "Accounting for the Impairment of Long-Live Assets." Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company's current period operating loss combined with the Company's history of operating losses and our projection that demonstrates continuing losses associated with the mineral property.

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

                                                         For the three
                                                         month period
                                                            ended
                                                           March 31,
                                                             2008
                                                          -----------

Revenue                                                   $        --
                                                          -----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)               --
  Accounting & Professional Fees                                  300
  Corporate State Filing Fees                                     200
                                                          -----------
Total Expenses                                                    500
                                                          -----------

Provision for Income Tax                                           --
                                                          -----------

Net Income (Loss)                                         $      (500)
                                                          ===========

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                                                         For the three
                                                         month period
                                                            ended
                                                           March 31,
                                                             2008
                                                          -----------

Net Income (Loss)                                         $      (500)
                                                          ===========

Basic & Diluted (Loss) per Common Share                   $    (0.000)
                                                          -----------

Weighted Average Number of Common Shares                   10,000,000
                                                          -----------

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j. Liabilities

Liabilities are made up of current liabilities. Current liabilities as of March 31, 2008 include accounts payable of $19,155 and an amount due to related party of $5,000, which is owed to a shareholder, interest free.

Share Capital

a)   Authorized:

     75,000,000 common shares with a par value of $0.001

b)   Issued:

     The company issued to the founders 10,000,000 common shares of stock for $30,000. As of March 31, 2008, there are Ten Million (10,000,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k. Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2007.

l. Subsequent Events

On June 14, 2008 the company completed private placements issuing 960,000 common shares at a price of $0.10 per share for total proceeds of $96,000.00.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $54,155 for the period from May 11, 2006 (inception) to March 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

As used in this quarterly report, the terms "we," "us," "our," and "our company" Spring Creek Capital Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

Spring Creek Capital Corp. ("Spring Creek" or the "Company") was organized under the laws of the State of Nevada on May 11, 2006, to explore mining claims and property in North America.

The Company's property, known as the Quadra Copper Property on Quadra Island in the Nanaimo Mining Division about 10 km north of Campbell River, Vancouver Island. It comprises two mineral claims containing 33 cell claim units totalling
683.743 hectares.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2008

The accompanying financial statements show that the Company has incurred a net loss of $500 for the quarter ended March 31, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND FINANCIAL CONDITION

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT

On June 22, 2006, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In July of 2006, The Company filed an amendment to the registration statement on the form SB-1.

HOLDERS OF OUR COMMON STOCK

As of March 31, 2008, we had 34 stockholder(s) holding 10,000,000 shares of our common stock.

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

DESCRIPTION OF PROPERTY

Our principal office is located at 5190 Neil Road Suite 430, Reno, NV, 89502.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Jagjit Jay Sidhu..

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Date: June 30, 2008

       Signature                                    Title                                Date
       ---------                                    -----                                ----


By: /s/ Jagjit Jay Sidhu                Chief Executive Officer,                      June 30, 2008
   -------------------------------      Chief Financial Officer,
   Jagjit Jay Sidhu                     President, Secretary, Treasurer
                                        and Director (Principal Executive
                                        Officer and Principal Accounting Officer)