Form 10-Q
period 2008-06-30
SPRING CREEK CAPITAL CORP.
filed 2008-09-30
CIK 1366823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,960,000 shares of common stock issued and outstanding at September 26, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                             As of
                                                  June 30,          December 31,
                                                    2008               2007
                                                 ----------         ----------
                                                                     (Audited)
Assets

Current assets
  Cash                                           $       --         $       --
                                                 ----------         ----------
Total current assets                                     --                 --
                                                 ----------         ----------

Total Assets                                     $       --         $       --
                                                 ==========         ==========

Liabilities

Current liabilities
  Accounts payable                               $      500         $   18,655
  Due to a related party                                 --              5,000
                                                 ----------         ----------
Total current liabilities                               500             23,655


Total Liabilities                                       500             23,655
                                                 ----------         ----------
Stockholders' Equity
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,960,000 Shares Issued                          10,960             10,000
  Additional paid-in capital                        115,040             20,000
  Deficit accumulated during exploration stage     (126,500)           (53,655)
                                                 ----------         ----------
Total stockholders' equity                             (500)           (23,655)
                                                 ----------         ----------

Total liabilites and stockholders' equity        $       --         $       --
                                                 ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                 For the six           For the six
                                                 month period          month period          From inception
                                                    ended                 ended            (May 11, 2006) to
                                                   June 30,              June 30,              June 30,
                                                     2008                  2007                  2008
                                                  -----------           -----------           -----------
Revenue                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------
Expenses
  Recognition of an Impairment Loss
   (Mineral Claims)                                        --                    --                20,000
  Accounting & Professional Fees                       72,845                   200               106,500
                                                  -----------           -----------           -----------
Total Expenses                                         72,845                   200               126,500
                                                  -----------           -----------           -----------

Provision for Income Tax                                   --                    --                    --

Net Income (Loss)                                 $   (72,845)          $      (200)          $  (126,500)
                                                  ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share           $    (0.007)          $    (0.000)
                                                  ===========           ===========

Weighted Average Number of Common Shares           10,000,000            10,000,000
                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                   For the six         For the six
                                                                   month period        month period        From inception
                                                                      ended               ended          (May 11, 2006) to
                                                                     June 30,            June 30,            June 30,
                                                                       2008                2007                2008
                                                                    ----------          ----------          ----------
OPERATING ACTIVITIES
  Net income (loss)                                                 $  (72,845)         $     (200)         $ (126,500)
  Recognition of an Impairment Loss
   (Mineral Claims)                                                         --                  --              20,000
  Accounts payable                                                     (23,155)                200                 500
                                                                    ----------          ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (96,000)                 --            (106,000)

INVESTING ACTIVITIES
  Purchase of mineral claim                                                 --                  --             (20,000)
                                                                    ----------          ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                       --                  --             (20,000)

FINANCING ACTIVITIES
  Common shares issued to founders
   @ $0.001 per share                                                      960                  --              10,960
  Additional paid-in capital                                            95,040                  --             115,040
                                                                    ----------          ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               96,000                  --             126,000


Cash at beginning of period                                                 --                  --                  --
                                                                    ----------          ----------          ----------
CASH AT END OF PERIOD                                               $       --          $       --          $       --
                                                                    ==========          ==========          ==========
Cash Paid For:
  Interest                                                          $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Income Tax                                                        $       --          $       --          $       --
                                                                    ==========          ==========          ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                      $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Stock issued for accounts payable                                 $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Stock issued for notes payable and interest                       $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Stock issued for convertible debentures and interest              $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Convertible debentures issued for services                        $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Warrants issued                                                   $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Stock issued for penalty on default of convertible debentures     $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Note payable issued for finance charges                           $       --          $       --          $       --
                                                                    ==========          ==========          ==========
  Forgiveness of note payable and accrued interest                  $       --          $       --          $       --
                                                                    ==========          ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           SPRING CREEK CAPITAL CORP.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                 From Inception (May 11, 2006) to June 30, 2008
                             (Stated in US Dollars)


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

e. Assets

The company has no cash as of June 30, 2008.

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

In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (March 23, 2006) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

g. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2008 and has paid expenses of $126,500 since inception. For the six month period ended June 30, 2008 it has incurred expenses of $72,845

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

                                                         For the six
                                                         month period
                                                            ended
                                                           June 30,
                                                             2008
                                                          -----------
        Revenue                                           $        --
                                                          -----------
        Expenses
          Recognition of an Impairment Loss
           (Mineral Claims)                                        --
          Accounting & Professional Fees                       72,845
                                                          -----------
        Total Expenses                                         72,845
                                                          -----------

        Provision for Income Tax                                   --

        Net Income (Loss)                                 $   (72,845)
                                                          ===========

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j. Liabilities

Liabilities are made up of current liabilities. Current liabilities as of June 30, 2008 are an accounts payable of $500.

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

The company issued to the founders 10,000,000 common shares of stock for $30,000. On June 14, 2008 the company issued 960,000 shares for $96,000. As of June 30, 2008, there are ten million nine hundred and sixty thousand (10,960,000) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k.  Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $126,500 for the period from March 23, 2006 (inception) to June 30, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2008.

The accompanying financial statements show that the Company has incurred a net loss of $126,500 for the quarter ended June 30, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

HOLDERS OF OUR COMMON STOCK.

As of June 30, 2008, we had 35 stockholder(s) holding 10,960,000 shares of our common stock.

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

DESCRIPTION OF PROPERTY.

Our principal office is located at 5190 Neil Road Suite 430, Reno, NV, 89502.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Sharon Farris.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2008.

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

Date: September 26, 2008

       Signature                                    Title                                Date
       ---------                                    -----                                ----


By: /s/ Sharon Farris                   Chief Executive Officer,                    September 26, 2008
   -------------------------------      Chief Financial Officer,
   Sharon Farris                        President, Secretary, Treasurer
                                        and Director (Principal Executive
                                        Officer and Principal Accounting Officer)