Form 10-K
period 2008-12-31
SPRING CREEK CAPITAL CORP.
filed 2009-03-27
CIK 1366823

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                    Commission file number: 333-135213

                         SPRING CREEK CAPITAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                              98-0496750
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      409 Brevard Avenue, Suite 7
             Cocoa, FL                                             32922
(Address of Principal Executive Offices)                         (Zip Code)

              (Registrant's Telephone Number, including Area Code)
                                 (321) 433-1136

       Securities registered pursuant to Section 12(b) of the Act:

      Title of Class	       Name of each exchange on which registered

             None							 None

       Securities registered pursuant to Section 12(g) of the Act:

		          Common stock, $.001 par value
			         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.        Yes   [  ]   No    [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   [  ]   No    [X]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X ]   No  [  ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]                 Accelerated filer  [  ]

Non-accelerated filer    [  ]		Smaller reporting company  [ X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter.
                                                                 $ None

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 15, 2009 was 33,680,000 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.



                              TABLE OF CONTENTS
	                              PART I
Item 1.  Business..........................................................  1

Item 1A  Risk Factors .....................................................  5

Item 1B  Unresolved Staff Comments ........................................  7

Item 2.  Properties .......................................................  7

Item 3.  Legal Proceedings.................................................  7

Item 4.  Submission of Matters to a Vote of Security Holders...............  7

	                             PART II
Item 5.  Market for Registrants Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities.................  7

Item 6.   Selected Financial Data..........................................  8

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  8

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.........  9

Item 8   Financial Statements and Supplementary Data.......................  9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................  9

Item 9A(T). Controls and Procedures........................................  9

Item 9B. Other Information................................................. 10

	                            PART III
Item 10  Directors, Executive Officers and Corporate Governance ........... 13

Item 11. Executive Compensation............................................ 14

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................ 16

Item 13. Certain Relationships and Related Transactions and
         Director Independence ............................................ 16

Item 14. Principal Accountant Fees and Services............................ 17

Item 15. Exhibits, Financial Statement Schedules........................... 19

Index to Financial Statements.............................................. 19

Financial Statements...................................................... F-1

Signatures................................................................. 19


                          FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

                                   PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Spring Creek Capital Inc., (hereinafter referred to as the "Company") was incorporated on May 11, 2006 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for copper and other metals.

The Company issued 10,000,000 shares of common stock in 2006 for cash of $30,000. In 2008, the Company issued 960,000 additional common shares for a cash payment of $96,000, resulting in a total of 10,960,000 common shares outstanding as of December 31, 2008.

In January, 2009, the Company undertook a 1 for 3 forward split of its common stock by issuing 2 additional common shares for each common share outstanding. The resulting 32,880,000 common shares outstanding have been reflected in the financial statements contained in this report on a retroactive basis.

In January, 2009, the Company issued an additional 800,000 shares in payment of outstanding payables in the total amount of $ 3,200, increasing the number of shares outstanding to 33,680,000.

In 2006 the Company purchased mining claims located in the Quadra Copper Property on Quadra Island in the Nanaimo Mining Division about 10 km north of Campbell River, Vancouver Island. It comprises two mineral claims containing 33 cell claim units totaling 683.743 hectares. The Company paid $20,000 for the Quadra Copper Property. These claims were written off in 2006 as an impairment loss.

The Company now plans to engage in business as a business development company under the Investment Company Act of 1940, although it has not yet made the formal election to do so.

As a Business Development Company, or BDC, under the 1940 Act, the business model of the Company will be locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

We will not be limited, as a BDC, to seeking portfolio investments in a particular market segment, and intend to seek investment in companies operating in a wide category of markets and business segments, including alternative energy markets as well as medical devices and related markets.

In connection with our BDC election, the Company also will adopt Corporate Governance resolutions and intends to operate as a closed-end management investment company as a business development company (a BDC).

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

MARKETS AND CUSTOMERS

We are in the development stage and presently have no operating assets or customers. The market for metals that we expected to produce depended on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals. We determined to change our market and business plan as a result of the current market for these materials.

COMPETITION

The mining industry is highly competitive. Competitors include major mining companies, other independent resource companies and individual producers and operators, most of have financial resources, personnel and facilities substantially greater than we have. Accordingly, we changed our business model to develop a business in a less competitive market.

REGULATIONS

Our original business was affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry. Most of our extraction operations would require permits or authorizations from federal, provincial or local agencies. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, and the significant negative changes in the industry generally and in overall market conditions, we determined to abandon the original plan and focus on a new business opportunity.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on ouroperations than on other similar companies.

ENVIRONMENTAL MATTERS


Our  proposed  business   activities  were  subject  to  extensive  federal,
provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly and we determined to change our business model as a result.

EMPLOYEES

Our only employee for the year ended December 31, 2008 was Jagjit Jay Sidhu, our then President and sole executive officer. He resigned as an officer and director of the Company in January, 2009, and Kelly T. Hickel was appointed as our sole director. He also serves as our sole executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a new enterprise intending to engage in the business of investing and the development of small, private companies, and small, non-marginable public companies. The business of investing in and developing growing companies is inherently risky.

WE ARE AN EARLY STAGE COMPANY WITH NO OPERATING HISTORY IN THE BUSINESS OF INVESTMENT AND DEVELOPMENT OF GROWING COMPANIES. ACCORDINGLY, YOU
WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an early stage company and have no current properties or operations. Our business plan will involve our acquisition and development,
of investment and operating companies in various markets   As  a  proposed
investment and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our
business.  Our proposed operations  are  therefore   subject  to  all  of
the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the start up of any new business, as well as those risks that are specific to the investment and development industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies in which we expect to invest. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties to invest in portfolio companies on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business may focus on a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully acquire investment properties, to assist in their management, and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with our portfolio companies and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our investment and development business. If we fail to do so and thereafter to manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Our success depends on the ability of our management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed during 2008 provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

We incurred a net loss of $72,845 for the year ended  December 31,  2008 compared to a net loss of $23,655 for the year ended December 31, 2007. At December 31, 2008 we had an accumulated deficit in the aggregate amount of $126,500. If we fail to achieve profitability and continue to incur losses, the value of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

The report of our independent registered public accounting firm, Berman Hopkins Wright & LaHam, CPAs & Associates, LLP, on our financial statements for the 12 months ended December 31, 2008 and 2007, and for the period from inception in 2006 to December 31, 2008 contained an explanatory paragraph that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that the Report of our Independent Registered Public Accounting Firm on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

RISKS RELATED TO OUR PROPOSED INDUSTRY

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the consummation of a Portfolio Investment. Moreover, there can be no assurance that any Portfolio Investment, at the time of the Company's consummation of an investment, or at any time thereafter, will provide any material revenues from its operations or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

         	The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for a Portfolio Investment, and would have minimal capital remaining to pursue other Portfolio Companies. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Portfolio Company. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Portfolio Investment, other than the general limitation of the ratio between debt and equity imposed on all BDCs by the 1940 Act. Moreover, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an investment, or to provide funds for an additional infusion of capital into a Portfolio Company, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Portfolio Company may have already incurred borrowings and, therefore, all the risks inherent thereto.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had contact or discussions with several entities or agents of entities regarding consummation of a Portfolio Investment, but have not yet successfully completed an investment. Accordingly there is no basis to evaluate the possible merits or risks of a Portfolio Investment and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF A PORTFOLIO INVESTMENT

The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating an investment in a Portfolio Company. Subsequent to any investment, the Company's success will depend greatly on the operations, financial condition, and management of the identified Portfolio Company. While management intends to seek an investment in a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes an investment, the success of the Company's operations may be dependent upon management of the Portfolio Company and numerous other factors beyond the Company's control.

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

 The ability of the Company to successfully effect a Portfolio Investment will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers. The Company has not entered into employment agreements or other understandings with any officer or director concerning compensation or obtained any "key man" life insurance on his or her life.
THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A PORTFOLIO INVESTMENT

To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Portfolio Investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Portfolio Companies. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and the operating results of our Portfolio Companies If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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


ITEM 1B  UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

Our principal office was located at 5190 Neil Road Suite 430, Reno, NV, 89502 at December 31, 2008. In January, 2009, we relocated our principal office to 409 Brevard Avenue, Cocoa, FL 32922 where we sub-lease office space from a consultant.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the 12 months ending December 31, 2008 through the solicitation of proxies or otherwise.

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market information.  In 2008, the Company was notified that its common shares had been admitted for trading on the NASD OTC Bulletin Board under the symbol SCRK. There has been only limited, sporadic trading activity to date. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of March 15, 2009, there were approximately 23 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.
None

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2008 and had no income and minimal assets during the period from its incorporation in 2006 through the end of 2008. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We plan to elect to be treated as a business development company under the 1940 Act. Accordingly, we will be required to comply with certain regulatory requirements. For instance, we generally will have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
We will typically invest under normal circumstances, at least 80 percent of net assets in qualifying portfolio companies.

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2008, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2008, the Company had not yet developed its business plan to elect to be a Business Development Company.

Critical Accounting Policies

In determining the fair value of our investments in portfolio companies, we will form an independent Audit Committee of our Board of Directors which will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management. We expect to expand our Board and establish Board Committees early in 2009, as soon as the election to become a BDC is made.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2008.

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2008.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the year ended December 31, 2008.

Operating Expenses

Operating expenses for the years ended December 31, 2008 and 2007 are broken down as follows:
                                              2008                2007

             Professional fees           $   72,645         $   23,455
             Filing fees                        200                200
                                             ------             ------
   Total operating expense               $   72,845         $   23,655

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an equity investment of $30,000 in 2006 and another equity investment of $96,000 in 2008. We generated no cash flows from operations during 2008 or 2007. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be portfolio investments.

Going Concern

Our ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and acquiring suitable portfolio investment companies. The Company currently has no revenue and minimal cash reserves. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We will be subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2008 we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.
See the index to the financial statements of the Company on page 18.


             REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spring Creek Capital Corp.

We have audited the accompanying balance sheets of Spring Creek Capital Corp. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders? equity (deficit), and cash flows for the years then ended and for the period from inception, May 11, 2006, to December 31, 2008. Spring Creek Capital Corp.?s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit perform of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Capital Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception, May 11, 2006, to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 4 to the financial statements, the company has incurred a net loss of $126,500 since inception, has not generated any revenues and has no assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management?s plans regarding those matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
March 24, 2009



                           SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                                              As of
                                                  December 31,     December 31,
                                                     2008              2007

                                                   --------          --------
                                                   (Audited)         (Audited)

Assets

Current assets
  Cash                                             $     --          $     --
                                                   --------          --------
Total current assets                                     --                --
                                                   --------          --------

Total Assets                                       $     --          $     --
                                                   ========          ========

Liabilities

Current liabilities
  Accounts payable                                 $    500          $ 18,655
  Due to a related party                                 --             5,000
                                                   --------          --------
Total current liabilities                               500            23,655
                                                   --------          --------

Total Liabilities                                       500            23,655
                                                   --------          --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value
   75,000,000 common shares authorized
   32,880,000 and 30,000,000 shares issued
   at December 31, 2008 and 2007                     32,880            30,000
  Additional paid-in capital                         93,120               --
  Deficit accumulated during development stage     (126,500)         (53,655)
                                                   --------          --------
Total stockholder equity (deficit)                     (500)               --
                                                   --------          --------

Total liabilities and stockholder equity           $     --          $     --
                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.








?
                           SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                           Statements of Operations

                   For the year          For the year          From inception
                      ended                  ended           (May 11, 2006) to
                   December 31,          December 31,          December 31,
                       2008                  2007                  2008
                  -------------         --------------        ----------------
Revenue           $        --           $        --           $        --
                    -----------            -----------             -----------
Expenses
  Recognition of
  Impairment Loss
  (Mineral Claims)         --                    --                  20,000
  Accounting &
  Professional Fees    72,645                 23,455                105,245
  Filing Fees             200                    200                  1,255
                    -----------            -----------             -----------
Total Expenses         72,845                 23,655                126,500
                    -----------            -----------             -----------

Provision for
  income tax               --                    --                    --
                    -----------            -----------             -----------

Net Income (Loss) $   (72,845)          $    (23,655)         $    (126,500)
                    ===========            ===========             ===========

Basic & Diluted
(Loss) per
 Common Share     $    (0.002)          $     (0.001)
                    -----------            -----------

Weighted Average
Number of Common
Shares              31,585,973            30,000,000
                    -----------           -----------



   The accompanying notes are an integral part of these financial statements.














?
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                   Statements of Stockholders? Equity (Deficit)
               From Inception (May 11, 2006) to December 31, 2008

                                                          Deficit
                                                        Accumulated
                                                           During
                      Common Stock           Paid in    Development  Total
                 Shares         Amount       Capital        Stage    Equity
                 ------         ------       -------    ---------   ---------
Shares issued
May 11, 2006  30,000,000      $ 30,000       $   --     $     --   $   30,000

Net (loss)
for period           --            --            --       (30,000)    (30,000)
             -----------      --------       --------    ---------   ---------
Balance,
12/31/2006    30,000,000        30,000           --       (30,000)         --

Net (loss)
for period           --            --            --       (23,655)    (23,655)
             -----------      --------       --------    ---------   ---------
Balance,
12/31/2007    30,000,000        30,000           --       (53,655)    (23,655)

Shares issued
for cash       2,880,000         2,880         93,120        --        96,000

Net (loss)
For period           --            --            --       (72,845)    (72,845)
             -----------      --------        --------    ---------  ---------
Balance
12/31/2008    32,880,000        32,880         93,120    (126,500)       (500)
             ===========      ========        ========    =========  =========

(Adjusted retroactively to reflect 3 for 1 forward split in January, 2009


   The accompanying notes are an integral part of these financial statements.

















                           SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                     For the year For the year From inception
                                        ended        ended    (May 11, 2006)
                                     December 31, December 31, to December 31,
                                        2008         2007           2008
                                      ---------    ---------    -----------
OPERATING ACTIVITIES
  Net income (loss)                 $ (72,845)    $ (23,655)    $(126,500)
  Recognition of an
  impairment loss (Mineral Claims)         --            --        20,000
  Accounts payable                    (18,155)       18,655           500
                                      ---------    ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES (91,000)      (5,000)      (106,000)

INVESTING ACTIVITES
  Purchase of mineral claim                --           --        (20,000)
                                      ---------    ---------      ----------
NET CASH USED IN INVESTING ACTIVITIES      --           --        (20,000)

FINANCING ACTIVITIES
  Shareholder Loan                     (5,000)        5,000             --
  Common shares issued to
   founders @ $0.001 per share             --            --         30,000
  Common shares issued for cash        96,000            --         96,000
                                      ---------     ---------      ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                             91,000         5,000        126,000

Cash at beginning of period                --            --             --
                                       ---------    ---------      ----------
CASH AT END OF PERIOD                $     --      $     --       $     --
                                       =========    =========      ==========
Cash Paid For:
  Interest                           $     --      $     --       $     --
                                       =========    =========      ==========
  Income Tax                         $     --      $     --       $     --
                                       =========    =========      ==========

   The accompanying notes are an integral part of these financial statements.






?
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 11, 2006.

The Company was engaged in the exploration of copper, but was unsuccessful. Beginning in 2009, the Company intends to elect to be treated as a business development company and to engage in investment in and providing management assistance to qualified portfolio companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-K, including Regulation S-X. The Company has elected a December 31 year-end.

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

Mineral Property

In 2006 the Company purchased mining claims located in the Quadra Copper Property on Quadra Island in the Nanaimo Mining Division about 10 km north of Campbell River, Vancouver Island. It comprised two mineral claims containing 33 cell claim units totaling 683.743 hectares. This claim and the investment were abandoned in 2006.

Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation. The three for one forward split of common stock in January, 2009 has been applied retroactively.

Cash and Cash Equivalents

For purposes of the  statement of cash flows,  the company  considers all highly
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

liquid investments purchased with maturity of three months or less to be cash equivalents.

Share Capital

a)   Authorized:

     75,000,000 common shares with a par value of $0.001

b)   Issued:

     The company issued to the founders 10,000,000 common shares of stock for $30,000. In 2008, the Company issued 960,000 common shares for $96,000.As of December 31, 2008, there were 10,960,000 shares issued and outstanding at a par value of $0.001 per share.

     In January, 2009, the Company completed a 1 for 3 forward split of its Common stock, which resulted in 32,880,000 common shares outstanding. The forward split has been accounted for retroactively in the accompanying financial statements.

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Subsequent Events

In January, 2009, the Company issued 800,000 shares of common stock (post-split) in payment of outstanding payables in the amount of $3,200.

Financial instruments
The fair values of all financial instruments approximate their carrying values.
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. The adoption of this statement did not o have a material effect on the Company's financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests.
The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Business Development Company

As a BDC, and therefore as a non-registered investment company, the Company will be subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. As a BDC, the financial reports will be prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 2008)(the Audit Guide).


                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following are significant accounting policies which will be consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A thereof:

Investments

(a) Security transactions are recorded on a trade-date basis.

(b) Valuation:

(1) Investments for which market quotations are readily available are valued at such market quotations.

(2) Short-term investments which mature in 60 days or less, such as U.S. Treasury bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.

(3) It is expected that most of the investments in the Company?s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as managements valuation recommendations and the recommendations of the Investment Committee.

Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

(c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e) Dividend income is recorded on the ex-dividend date.

(f) Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are accreted into income over the term of the loan.

Federal and State Income Taxes

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2008, the Company has approximately $126,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, ?Accounting for Uncertainty in Income Taxes ? an Interpretation of FASB Statement 109.? FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Dividends and Distributions

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management?s estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation
As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2008, the Company did not have any consolidated subsidiaries.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

NOTE 4 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $126,500 for the period from May 11, 2006 (inception) to December 31, 2008, has not generated any revenues and has no assets. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public
offering  of its   common  stock.  The financial   statements   do  not  include
any   adjustments relating  to  the recoverability  and  classification  of

                         SPRING CREEK CAPITAL CORP.
                         (A Development Stage Company)
                      Footnotes to the Financial Statements
               From Inception (May 11, 2006 to December 31, 2008)

NOTE 4 - GOING CONCERN (continued)

recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during the year ended December 31, 2008.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Kelly T. Hickel.

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

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting purposes accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transaction; providing reasonable assurance that transactions are recorded as necessary for preparations of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the company's internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company?s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management?s report in this Annual Report on Form
10-K.

ITEM 9B: OTHER INFORMATION

None.
                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

                                                         Served  as a  Director
Name              Age        Position with Registrant       or Officer since
----              ---        ------------------------   -----------------------
Jagjit Jay Sidhu  43        President, CEO and Director      May 11, 2006

The following information sets forth the backgrounds and business experience of the sole director and executive officer as of December 31, 2008:

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

In January, 2009, Mr. Sidhu resigned as an officer and director of the Company and Kelly T. Hickel became our sole officer and director, as reported in the Form 8-K filed with the SEC in January, 2009.

BOARD COMMITTEES

At this time the board has no committees, including audit, nominating or compensation committee, but we intend to create such committees sometime in the second calendar quarter of 2009.

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

AUDIT COMMITTEE

Since we have only one director, we have neither an audit committee of the Board of Directors nor an "audit committee financial expert", as such term is defined under the Securities Exchange Act.

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

ITEM 11: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the 12 months ended December 31, 2007.

                             Annual Compensation                     Long Term
---------------------------   ------------------------------------- Compensation

                                                                       Restricted
                                             Other Annual     Stock     Options/LTIP
All Other
Name                 Title    Year  Salary Bonus Compensation Awarded  SARs(#)Payouts($)
----                 -----    ---- ------  ----- ------------ -------  ------ --------   -------
Jagjit Jay Sidhu   President, 2006-  $0      $0      $0         $0       $0     $0        $0
                   CEO, &     2007
                   Director
                              2007-  $0      $0      $0         $0       $0     $0        $0
                              2008

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                         Shares of
                        Name of            Common        Options     Percent of
Title of Class     Beneficial Owner        Stock         (Vested)      Class
--------------     ----------------        -----         --------      -----

   Common          Jagjit Jay Sidhu     22,500,000          0            68%

The above calculations were made on 32,880,000 shares of our Common Stock outstanding as of December 31, 2008.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates CHTD, independent public accountants, were our principal accountants through the third quarter of the year ended December 31, 2008. Berman Hopkins Wright & LaHam, CPAs and Associates, LLP, were appointed as our auditors in March, 2009 and engaged to audit our 2008 financial statements. Moore & Associates billed the following fees for the services indicated in the following fiscal years:

                                                      Fiscal Year Ended
                                                         December 31,
                                                 2008                  2007
                                               --------              ---------

               Audit fees                        $   0              $ 6,500
               Audit-related fees                $   0              $   0
               Tax fees                          $   0              $   0
               All other fees                    $   0              $ 8,000

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...........  F-1
Balance Sheets as of December 31, 2008 and 2007.................... F-2
Statements of Operations for the years ended
December 31, 2008 and 2007 and from inception.......................F-3
Statements of Changes in Stockholders' Equity (Deficit)
for the years ended December 31, 2008 and 2007 and
from inception......................................................F-4
Statements of Cash Flows for the years ended December 31,
2008 and 2007 and from inception....................................F-5
Notes to Financial Statements.......................................F-6

Exhibit
Number                                   Description
------                                   -----------

 3(i)      Articles of Incorporation of the Company dated May 11, 2006. (1)

 3(ii)     By-laws of the Company. (1)

 31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

 32.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *
----------
*    Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 /s/ Kelly T. Hickel
                                 -----------------------------------------------
                                 Kelly T. Hickel
                                 President, Chief Executive Officer and Director
                                 Dated: March 27, 2009