Form 10-Q
period 2009-03-31
SPRING CREEK CAPITAL CORP.
filed 2009-05-15
CIK 1366823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission File number 814-00783

                     SPRING CREEK CAPITAL CORP.
          (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        98-0496750
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1365 N. Courtenay Parkway, Suite A
Merritt Island, FL                                             32953
(Address of Principal Executive Offices)                     (Zip Code)

                               (321)-452-9091
              (Registrants Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X ]   No  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act).                   Yes [  ]   No  [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X ]

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 1, 2009, was 33,730,000 shares.




                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2009 and December 31, 2008                 F-1
Schedule of Investments as of March 31, 2009                              F-2

Statements of Operations for the three month period ended
    March 31, 2009 and 2008                                               F-3

Statements of Cash Flows for the three month period ended
    March 31, 2009 and 2008                                               F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         8

Item 4.  Controls and Procedures                                            8

PART II.  OTHER INFORMATION                                                 9

Item 1.  Legal Proceedings                                                  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9


         Signatures                                                        10












PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                          SPRING CREEK CAPITAL CORP.
                                BALANCE SHEETS
                                            March 31, 2009   December 31, 2008
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        2,743        $         --
                                             ------------       ------------
     Total Current Assets                          2,743                  --
Other Assets
     Investments in Portfolio Companies               --                  --
                                              ------------       ------------
     Total Other Assets                               --                  --
                                              ------------       ------------
Total Assets                              $         2,743                 --
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable and other            $        12,962        $       500
    Accrued interest                                  800                 --
    Short term loans                               40,000                 --
                                               ------------      ------------
     Total Short term Liabilities                  53,762                500

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  53,762                500
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 75,000,000 shares,
    issued 33,730,000 and 32,880,000 shares
    at March 31, 2009 and December 31, 2008        33,730             32,880
  Additional paid-in capital                       95,545             93,120
  Accumulated deficit                            (180,294)          (126,500)
                                                ------------     ------------
  Total Stockholders?(Deficit):                   (51,019)              (500)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $      2,743        $        --
                                                ============     ============
Net Asset value per common share             $     (0.002)       $   (0.0000)






The accompanying notes are an integral part of these financial statements.






                         SRING CREEK CAPITAL CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2009


     Portfolio        Industry     Amount      Cost     Fair       % of
    Investments                   or Number             Value    Net assets
-------------------  ---------  -----------  -------- ---------  -----------
        --               --         --       $   -    $    -          -

                                             -------- ---------  -----------
Total                                        $   -    $    -          -
                                             ======== =========  ===========


NOTE: Spring Creek capital Corp. first elected to be treated as a business development company under the Investment Company Act of 1940 in April, 2009 and has not yet made any portfolio investments.




































The accompanying notes are an integral part of these financial statements.



                          SPRING CREEK CAPITAL CORP.
                           STATEMENTS OF OPERATIONS

                                      For the three months ended
                                 March 31, 2009          March 31, 2008
                                  (unaudited)              (unaudited)
                                 --------------          ---------------
Investment income:
  Interest income                $         -             $         -
  Dividend income                          -                       -
  Other income                             -                       -
                                   ----------              ----------
Total income                               -                       -
Operating expenses:
   Investment advisory fees
      Base fee                             -                       -
      Incentive fee                        -                       -
      Capital gains fee                    -                       -
                                    ----------             ----------
   Total investment
      advisory fees                        -                       -
   General & administrative
      Consulting expenses             43,200                       -
      Rent expense                     2,200                       -
      Professional fees                7,162                     300
      Interest expense                   800                       -
      Other expenses                     432                     200
                                    ----------             ----------
Total operating costs                 53,794                     500
                                    ----------             ----------
Net investment loss                  (53,794)                   (500)
                                    ----------             ----------
Net realized income from
   disposal of investments                 -                       -
Net unrealized appreciation
   in investments                          -                       -
                                    ----------             ----------
Net decrease in stockholders?
   equity resulting from
   operations                      $  (53,794)             $    (500)
                                    ==========              ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations                      $   (0.002)             $  (0.000)
                                    ==========              ===========
Weighted number of common shares
   outstanding-basic               33,420,000              30,000,000
                                   ===========             ===========
Weighted number of common shares
    outstanding-diluted            33,420,000              30,000,000
                                   ===========             ===========


The accompanying notes are an integral part of these financial statements.




                        SPRING CREEK CAPITAL CORP.
                         STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2009 and 2008
                              (unaudited)
                                             For the three months ended
                                          March 31, 2009     March 31, 2008
                                           (unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $     (53,794)     $       (500)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash provided
    (used)in operating activities:

    Increase in accounts payable                15,737                500
    Accrued interest                               800                  -
                                           ------------         -----------
Net cash used in operating activities          (37,257)                 -

Cash flows from financing activities:
    Proceeds from short term borrowing          40,000                  -
                                           ------------          -----------
Net cash provided by financing activities       40,000                  -
                                           ------------          -----------

Net increase (decrease) in cash                  2,743                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $      2,743        $         -
                                            ============          ===========


Supplemental Disclosures:

Payment of accounts payable through
  issue of 850,000 shares of common stock $      3,275        $         -
                                            ============          ===========













The accompanying notes are an integral part of these financial statements.




                         SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 1. Organization and Interim Financial Statements

Spring Creek Capital Corp. (the Company), a Nevada corporation, was incorporated on May 11, 2006 and filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) on April 23, 2009. The accompanying financial statements have been presented as if the BDC election had been in effect as of the dates of all financial statements presented, and the financial statements have been modified retroactively for that purpose. As of March 31, 2009, the Company had not yet made its first portfolio investment as a BDC.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At March 31, 2009, the Company had not yet elected to be treated as a business development corporation and had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2008. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01 as well as applicable provisions of Section 6 of Regulation S-X. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.



                         SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The following are significant accounting policies which will be consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A:

Investments:

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



                         SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as managements valuation recommendations and the recommendations of the Investment Committee. Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2009, the Company has approximately $180,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.



                        SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

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

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon managements estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2009, the Company did not have any consolidated subsidiaries.

Investment Advisory Agreement

The Company has not yet entered into an Investment Advisory Agreement but anticipates doing so during the quarter ended June 30, 2009. No investment advisory fees have been earned or accrued for the quarter.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services from each portfolio company.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors

                         SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

and containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may hav access to securities or funds of the company, directly or indirectly. The Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of April 23, 2009, when the BDC election was filed. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Recent Accounting Pronouncements

Fair Value

  In September 2006, the Financial Accounting Standards Board (the ?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No.
157, ?Fair Value Measurement? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.
In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee
                         SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 3. Portfolio Investments (continued)

company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4.    Stockholders? Equity.

During the quarter ended March 31, 2009, the Company issued 850,000 shares of its common stock in payment of outstanding accounts payable of $3,275.

Note 5.    Note Payable.

During the quarter ended March 31, 2009, the Company received $40,000 in exchange for a short-term note bearing interest at 9 percent.

Note 6.    Financial Highlights

                       CHANGES IN NET ASSET VALUE


The following is a schedule of financial highlights for the three months ended March 31, 2009 and for the twelve months ended December 31, 2008:

                                        For the          For the
                                     three months     twelve months
                                        ended            ended
                                    March 31, 2009  December 31, 2008
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $     0.000       $     0.000
Proceeds from common stock                  -              0.003
Net investment income                   (0.002)           (0.003)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.002)      $     0.000

(1) Financial highlights as of March 31, 2009 and December 31, 2008 are based on 33,730,000 and 32,880,000 fully diluted common shares outstanding, respectively, giving retroactive effect to the 3 for 1 forward split. The changes in net asset value for the year ended December 31, 2008 have been restated to reflect the election of BDC status as of April 23, 2009.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.



                        SPRING CREEK CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)


Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $180,294 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this quarterly report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this quarterly report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2008.

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

In January, 2009, the Company issued an additional 800,000 shares in payment of outstanding payables in the total amount of $3,200, increasing the number of shares outstanding to 33,680,000. In February, 2009, the Company issued 50,000 shares in payment of an outstanding payable of $75. As of March 31, 2009, there were 33,730,000 shares issued and outstanding

The Company now plans to engage in business as a business development company under the Investment Company Act of 1940, although it had not yet made the formal election to do so as of March 31, 2009. That election was made on April 23, 2009.

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

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in qualified portfolio companies.

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of March 31, 2008, we had not yet made any portfolio or other investments.

Investment Advisory Agreement

The Company has not yet entered into an Investment Advisory Agreement but anticipates doing so during the quarter ended June 30, 2009. No investment advisory fees have been earned or accrued for the quarter.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services from each portfolio company.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may hav access to securities or funds of the company, directly or indirectly. The Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of April 23, 2009, when the BDC election was filed. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Compliance Procedures

Rule 38a-1 issued under the 40 Act requires a business development company to adopt and implement written policies and procedures reasonably designed to prevent violations of the federal securities laws by the company, including policies and procedures that provide for the oversight of compliance by each investment adviser, principal underwriter, administrator, and transfer agent of the fund. The Company has not yet adopted or implemented these procedures but is in the process of doing so, and expects to have the compliance policies and procedures implemented by the end of the second quarter. Also, the Company currently has no investment adviser, principal underwriter or administrator. Rule 38a-1 also requires that the Company appoint a Chief Compliance Officer to Oversee the compliance with the written policies and procedures and report periodically to the Company and its Board of Directors. The Company expects to name a Chief Compliance Officer no later than June 30, 2009.

Corporate Governance

As a result of the election to be treated as a BDC, the Company is responsible for the implementation of certain corporate governance requirements that were not applicable to the Company before the election, including maintaining a majority of its Board of Directors as independent directors. In that regard, the Company has named two independent directors, Richard P. Rifenburgh and Glenn T. Hall, and has undertaken the following:

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it will submit for approval by its shareholders at the Annual Meeting of Shareholders, to be held in June, 2009. Following approval of the charters, members of the Board of Directors were appointed to each of the Committees, as follows:


AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated Directors Richard P. Rifenburgh and Glenn T. Hall. The Company has identified Richard P. Rifenburgh, an independent director, as its Audit Committee Financial Expert by virtue of his background and experience. Mr. Rifenburgh serves as Chair of the Audit Committee of the Company.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, non-interested Directors Richard P. Rifenburgh and Glenn T. Hall. Mr. Rifenburgh serves as Chairman of the Compensation Committee.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of Mr. Rifenburgh, who serves as the Chair, and Mr. Hall.

INVESTMENT COMMITTEE

The Investment Committee is made up of Mr. Rifenburgh, who serves as Chair, Mr. Hall and Mr. Kelly.

CODE OF ETHICS

	The Company has adopted a Code of Ethics that applies to all of its directors, officers and employees performing financial functions for the Company, including its chief executive officer, chief financial officer, controller and any person performing similar functions.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our investment adviser, if any, from our Investment Committee and from management

Results of Operations

For the quarter ended March 31, 2009, we incurred consulting expenses of $43,200, rent expense of $2,200, accounting fees of $7,162, interest of $800 and other expenses of $432 compared to other expenses totaling $500 for the quarter ended March 31, 2008. Our total expenses were $53,794 for the quarter ended March 31, 2009 and $500 for the quarter ended March 31, 2008. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.


Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended
March 31, 2009. On April 29, 2009, the Company announced its first intended portfolio investment by signing a letter of intent to acquire an interest in BioCube, Inc., which is in the process of developing and market launch of a proprietary infectious disease decontamination system.

Investment Income

We expect to generate revenue in the form of interest income on any debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. We also expect to receive fee income from providing management services to our portfolio companies. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. Our business model, however, is to invest primarily in equity securities of our portfolio companies and to maintain a minimal level of debt investment. We do not plan to engage in any form of leveraged investment for the foreseeable future, and will not engage in any co-investment transactions with any affiliated persons.

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2009.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses. Operating expenses totaled $53,794, including $43,200 in consulting expenses, for the quarter ended March 31, 2009 as compared to $500 in total expenses for the quarter ended March 31, 2008.

The consulting expenses were paid or due to FSR, Inc., which provides the services of Mr. Hickel as Chairman and CEO on a consulting basis ($22,000) and to CF Consulting, LLC, pursuant to a Consulting Agreement under which it provides CFO and Chief Compliance Officer services ($20,000). The rent expense of $2,200 for the quarter ended March 31, 2009 represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $550 per month.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended March 31, 2009 compared to $0 for the quarter ended March 31, 2008 and $0 for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2009 compared to $0 for the quarter ended March 31, 2008 and $0 for the year ended December 31, 2008,all of which period were before the Company elected BDC status.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources were generated primarily from two short term loans of $20,000 each made to the Company by Leaddog Capital, LP

We generated no cash flows from operations. In the future, we may fund a securities or secondary offering of equity. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of March 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control of financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a defendant in any legal action arising out of its activities. We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended March 31, 2008. During the quarter ended March 31, 2008, a total of $3,275 in outstanding accounts payable were converted into common shares of the Company at a conversion price of $0.004 per shares since the shares are restricted and there is no significant trading market for the shares.

As a result, there were 33,730,000 common shares issued as of March 31, 2009.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit              Description of Exhibit

10.1		Audit Committee Charter

10.2		Governance Committee Charter

10.3		Corporate Governance and Nominating Committee Charter

10.4		Consulting Agreement with FSR, LLC

10.5		Consulting Agreement with CF Consulting, LLC

10.6		Code of Ethics

31.1  	Certification of Chief Executive Officer
             pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification of Chief Executive Officer
             pursuant to Rule 13a-14(a)/15d-14(a)


32  	       Certification of Chief Executive and Financial Officer
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Kelly T. Hickel____                May 14, 2009
Kelly T. Hickel
Chief Executive Officer