Form 10-Q
period 2009-06-30
SPRING CREEK CAPITAL CORP.
filed 2009-08-17
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

     The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2009, was 33,730,000 shares.

TABLE OF CONTENTS
PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 and December 31, 2008 F-1

Schedule of Investments as of June 30, 2009 F-2

Statements of Operations for the three-month periods ended
June 30, 2009 and 2008 F-3

Statements of Operations for the six-month periods ended
June 30, 2009 and 2008 F-4

Statements of Cash Flows for the six month periods ended
June 30, 2009 and 2008 F-5

Notes to Financial Statements F-6

Item 2. Management Discussion and Analysis of Financial Condition
and Results of Operations 2

Item 3. Quantitative and Qualitative Disclosures about Market Risk 7

Item 4. Controls and Procedures 7

PART II OTHER INFORMATION 8

Item 1. Legal Proceedings 8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 8

Item 3. Defaults Upon Senior Securities 8

Item 4. Submission of Matters to a Vote of Security Holders 8

Item 5. Other Information 8

Item 6. Exhibits and Reports on Form 8-K 9

Signatures 9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRING CREEK CAPITAL CORP.

BALANCE SHEETS

June 30, 2009 December 31, 2008
(unaudited)
--------------- -----------------
Assets:
Cash $ 3,345 $ --
------------ ------------
Total Current Assets 3,345 --
Other Assets
Investments in Portfolio Companies 200 --
------------ ------------
Total Other Assets -- --
------------ ------------
Total Assets $ 3,545 $ --
============ ============
Liabilities and Stockholders’
Equity (Deficit)
Accounts payable and other $ 17,795 $ 500
Accrued interest 3,392 --

Short term loans 65,200 --

------------ ------------
Total Short term Liabilities 86,387 500

Long term Liabilities: - -
------------ -------------
Total Liabilities 86,387 500
------------ -------------
Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001
authorized 75,000,000 shares,
issued and outstanding 33,730,000 and
32,880,000 shares at June 30, 2009
and December 31, 2008 33,730 32,880
Additional paid-in capital 95,545 93,120
Accumulated deficit (212,117) (126,500)
------------ ------------
Total Stockholders’ Deficit: (82,842) (500)
------------ ------------
Total Liabilities and
Stockholders’ Equity: $ 3,545 $ --
============ ============

Net asset value per common share $ (0.002) $ (0.0000)

The accompanying notes are an integral part of these financial statements.

SRING CREEK CAPITAL CORP.
SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2009

Portfolio Industry Amount Cost Fair % of
Investments or Number Value Net assets
------------------- --------- ----------- -------- --------- -----------BioCube, Inc. Biotech 1,000,000 $ 100 $ 100 0%

Common Stock

Stratis Healthcare Health 2,000,000 $ 100 $ 100 0%

Common Stock
-------- --------- -----------
Total $ 200 $ 200 0%
======== ========= ===========

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENTS OF OPERATIONS

For the three months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
-------------- ---------------
Investment income:
Interest income $ - $ -
Dividend income - -
Other income - -
---------- ----------
Total income - -
Operating expenses:
Investment advisory fees 1,500 -
---------- ----------
Total investment
advisory fees - -

General and administrative:
Consulting expenses 20,000 -
Rent expense 1,100 -
Professional fees 1,875 300

Interest expense 2,593 -
Other expenses 4,755 200

---------- ----------
Total general and administrative 30,323 500
---------- ----------

Total operating expenses 31,823 500
---------- ----------

Net investment loss (31,823) (500)
---------- ----------
Net realized income from
disposal of investments - -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $ (31,823) $ (500)
========== ==========
Basic and diluted net decrease
in stockholder equity per
common share resulting from
operations $ (0.001) $ (0.000)
========== ===========
Weighted number of common shares
outstanding-basic 33,730,000 30,000,000
=========== ===========
Weighted number of common shares
outstanding-diluted 33,730,000 30,000,000
=========== ===========

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENTS OF OPERATIONS

For the six months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
-------------- ---------------
Investment income:
Interest income $ - $ -
Dividend income - -
Other income - -
---------- ----------
Total income - -
Operating expenses:
Investment advisory fees 1,500 -
---------- ----------

Total investment advisory
Expenses 1,500 -

General & administrative:
Consulting expenses 63,200 -
Rent expense 3,300 -
Professional fees 9,037 72,845
Interest expense 3,392 -
Other expenses 5,188 -
---------- ----------

Total general and
administrative 84,117 72,845
---------- ----------
Total operating expenses 85,617 72,845

---------- ----------

Net investment loss (85,617) (72,845)
---------- ----------
Net realized income from
disposal of investments - -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $ (85,617) $ (72,845)
========== ==========
Basic and diluted net decrease
in stockholder equity per
common share resulting from
operations $ (0.003) $ (0.024)
========== ===========
Weighted number of common shares
outstanding-basic 33,581,381 30,000,000
=========== ===========
Weighted number of common shares
outstanding-diluted 33,581,381 30,000,000
=========== ===========

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
STATEMENT OF CASH FLOWS

For the six months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders’ equity
from operations $ (85,617) $ (72,845)
Adjustments to reconcile net decrease
in stockholders equity from
operations to net cash provided
(used)in operating activities:

Increase (decrease) in accounts payable 20,570 (23,155)
Increase in accrued interest payable 3,392 -
------------ -----------
Net cash used in operating activities (61,655) (96,000)

Cash flows from financing activities:

Proceeds from sale of common stock - 96,600

Proceeds from short term loans 65,000 -
------------ -----------
Net cash provided by financing activities 65,000 96,600
------------ -----------

Net increase (decrease) in cash 3,345 -
Cash, beginning of period - -
------------ -----------
Cash, end of period $ 3,345 $ -
============ ===========

Supplemental Disclosures of Non-Cash
Financing Activities:

Payment of accounts payable through

issue of 850,000 shares of common
stock $ 3,275 $ -

Acquisition of portfolio investments
through short term advance $ 200 $ -

============ ===========

The accompanying notes are an integral part of these financial statements.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 1. Organization and Interim Financial Statements

Spring Creek Capital Corp. (the Company), a Nevada corporation, was incorporated on May 11, 2006 and was engaged in the exploration for copper on the Company’s
Quadra Copper Project. The Company changed its business plan in April, 2009 and filed an election to be treated as a business development company (BDC)

under the Investment Company Act of 1940, (the 1940 Act) on April 23, 2009. In
January 2009, the Company completed a 3 for 1 forward split of its common stock and as a result there were 30,000,000 shares of common stock issued and outstanding.

The accompanying financial statements have been presented as if the BDC election had been in effect as of the dates of all financial statements presented, and previous financial statements have been modified retroactively for that purpose as well as to reflect the forward split of stock.

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

Company expects to concentrate on making investments in companies having annual revenues of less than $250 million and in transaction sizes of less than $25 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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

S-X 5.01 as well as certain applicable provisions of Section 6 of Regulation S-

X. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of
Certified Public Accountants (May 1, 2009)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and those differences could be material.

The following are significant accounting policies which will be consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A:

Investments:

(a) Securities transactions are recorded on a trade-date basis.

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

(3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

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
JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by Carlton Wealth Management, LLC (the “Investment Advisor”) engaged by the Board of Directors, as well as management’s valuation recommendations and the recommendations of the Investment Committee. Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

At June 30, 2009, the Company has approximately $212,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. At June 30, 2009 and December 31, 2008, the valuation allowance, based on a blended tax rate of 37.63 percent, was $79,820 and $47,602, respectively, reflecting an increase of

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

$32,218 during the six months ended June 30, 2009. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48,

“Accounting for Uncertainty in Income Taxes – an Interpretation of FASB

Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management’s estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2009, the Company did not have any consolidated subsidiaries.

Investment Advisory Agreement

During the quarter ended June 30, 2009, the Company entered into an Investment Advisory Agreement with Carlton Wealth Management, LLC, a registered investment adviser, and has agreed to compensate the Investment Advisor on the following basis:

     (a) Base Management Fee. For services rendered during the period from the date of execution of this Agreement (the “Effective Date”); provided that this Agreement is thereafter approved by the shareholders of the Corporation, the Base Management Fee shall be $1,500 per month.

     (b) The Bonus Fee shall be an amount equal to three percent (3%) of the total investment value of each portfolio company investment made by the Corporation during the term of this Agreement, payable at the closing of such investment.

Total advisory fees of $1,500 were paid for the quarter ended June 30, 2009.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The
Company, as a BDC, is not a registered investment company and in any event had no securities, minimal cash and no employees as of April 23, 2009, when the BDC election was filed, and at June 30, 2009 had only a $200 investment in common stock of two private companies. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Value of Financial Instruments

The carrying amounts reported in the balance sheet as of June 30, 2009 for cash and cash equivalents, due from affiliate, accrued interest receivable, accounts payable, due to affiliate, short term loans, and accrued interest payable approximate fair value because of the immediate or short-term maturity of these financial instruments. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

The Company adopted SFAS 157 on January 1, 2008. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

a)

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

b)

Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

c)

Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 3. Portfolio Investments

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

In June 2009, the Company entered into a financing agreement with BioCube,
Inc., a Nevada corporation engaged in the biotechnology development market, to invest up to $600,000 over an 18 month period in tranches of $25,000, in the form of promissory notes at ten percent interest, each with a term of 18 months from the date of issue. The Company also received a contribution of 1 million shares of the common stock of BioCube, Inc. representing 20 percent of the outstanding stock of BioCube, Inc., which has been recorded at a nominal value of $100 as a portfolio investment of the Company.

Also in June 2009, the Company entered into a financing agreement with Stratis Healthcare, Inc., a Nevada corporation engaged in the healthcare logistics and distribution market, to invest up to $450,000 over an 18 month period in tranches of $25,000, in the form of promissory notes at ten percent interest,

each with a term of 18 months from the date of issue. The Company also received a contribution of 2 million shares of the common stock of Stratis Healthcare, Inc. representing 20 percent of the outstanding stock of Stratis Healthcare, Inc., which has been recorded at a nominal value of $100 as a portfolio investment of the Company.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 4. Stockholders’ Equity.

During the quarter ended June 30, 2009, the Company did not issue any equity securities. During the quarter ended March 31, 2009, the Company issued 850,000 shares of its common stock in payment of outstanding payables of $3,275.

Note 5. Notes Payable.

During the quarter ended June 30, 2009, the Company received $25,000 in exchange for short-term notes bearing interest at 16 percent.

Note 6. Financial Highlights

CHANGES IN NET ASSET VALUE

The following is a schedule of financial highlights for the six months ended

June 30, 2009 and for the twelve months ended December 31, 2008:

For the For the
six months twelve months
ended ended
June 30, 2009 December 31, 2008
---------------- -----------------
Net asset value at
beginning of period (1) $ 0.000 $ (0.001)
Proceeds from common stock 0.000 0.003
Net investment loss (0.002) (0.002)
Net unrealized appreciation - -
------------- --------------
Net asset value, end of period (2) $ (0.002) $ (0.000)

(1) Financial highlights as of June 30, 2009 and December 31, 2008 are based on 33,730,000 and 32,880,000 fully diluted common shares outstanding,

respectively, giving retroactive effect to the 3 for 1 forward split. The changes in net asset value for the year ended December 31, 2008 have been restated to reflect the election of BDC status as of April 23, 2009.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7. Short Term Loans

During the six months ended June 30, 2009, the Company entered into four short term loan arrangements with Leaddog Capital, LP totaling $65,000. These loans had a maturity date of August 1, 2009 and have been extended through December 31, 2009. These loans bear interest at 16% per annum and as of June 30, 2009, the Company has accrued interest payable of $3,392.

As disclosed in Note 3, the Company acquired two portfolio investments for a nominal value of $200 financed through a short term advance, which has no stated maturity date or interest rate.

SPRING CREEK CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

Note 8. Going Concern

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of
$212,000 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F-2

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

Overview

Spring Creek Capital Inc., (hereinafter referred to as the "Company" or “we”)
was incorporated on May 11, 2006 by filing Articles of Incorporation with the Nevada Secretary of State. We were formed to engage in the exploration of mineral properties for copper and other metals.

We issued 10,000,000 shares of common stock in 2006 for cash of $30,000. In 2008, we issued 960,000 additional common shares for a cash payment of $96,000, resulting in a total of 10,960,000 common shares outstanding as of December 31, 2008.

In January, 2009, we undertook a 1 for 3 forward split of our common stock by issuing 2 additional common shares for each common share outstanding. The resulting 32,880,000 common shares outstanding have been reflected in the financial statements contained in this report on a retroactive basis.

In January, 2009, we issued an additional 800,000 shares in payment of outstanding payables in the total amount of $3,200, increasing the number of shares outstanding to 33,680,000. In February, 2009, we issued 50,000 shares in payment of an outstanding payable of $75. No shares were issued during the quarter ended June 30, 2009 so there were 33,730,000 shares issued and outstanding at June 30, 2009.

We are now engaged in business as a Business Development Company under the Investment Company Act of 1940. As a Business Development Company, or BDC, under the 1940 Act, our business model is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in qualified portfolio companies.

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

Investment Advisory Agreement

The Company entered into an Investment Advisory Agreement with Carlton Wealth
Management, LLC, a registered investment adviser under the Investment Advisers
Act of 1940. Under that Agreement, we will pay Carlton Wealth Management $1,500 per month for investment advice and assistance with our portfolio investments, plus a bonus equal to three percent of the portfolio acquisition value of all future portfolio investments made by the Company. The Agreement has been adopted and approved by our Board of Directors as in the best interests of the Company, but is subject to ratification by our shareholders, which we anticipate will be submitted at our Annual Meeting, to be held in September, 2009.

Managerial Assistance

As a Business Development Company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We expect to receive fee income for providing these services from each portfolio company.

In our investment agreements with BioCube, Inc. and Stratis Healthcare, Inc., each company has agreed to a management consulting agreement under which they will each pay us $5,000 per month, $2,500 in cash and $2,500 in common stock of each company, on a monthly basis beginning July, 2009.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company places or maintains any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions. As a BDC, we are not a registered investment company and in any event have no securities placed or maintained with such a member. Therefore, we do not have, and therefore have not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. As a BDC, we are not a registered investment company and in any event had no securities and minimal cash as of April 23, 2009, when the BDC election was filed, or as of June 30, 2009. We will obtain any required fidelity bond as and when required by the rules applicable to us as a BDC.

Compliance Procedures

Rule 38a-1 issued under the 40 Act requires a Business Development Company to adopt and implement written policies and procedures reasonably designed to prevent violations of the federal securities laws by the company, including policies and procedures that provide for the oversight of compliance by each investment adviser, principal underwriter, administrator, and transfer agent of the fund. We have not yet adopted or implemented these procedures but are in the process of doing so, and expect to have the compliance policies and procedures implemented by the end of the third quarter. Also, we currently have no principal underwriter or administrator. Rule 38a-1 also requires that we appoint a Chief Compliance Officer to oversee the compliance with the written policies and procedures and report periodically to our its Board of Directors. We expect to name a Chief Compliance Officer no later than September 30, 2009.

Corporate Governance

As a result of the election to be treated as a BDC, we are responsible for the implementation of certain corporate governance requirements that were not applicable before the election, including maintaining a majority of our Board of Directors as independent directors. In that regard, we have named two independent directors, Richard P. Rifenburgh and Glenn T. Hall, and have undertaken the following:

COMMITTEES AND BOARD MEETINGS

We have adopted charters for our Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which we will submit for approval by our shareholders at the Annual Meeting of Shareholders, to be held in September, 2009. Following adoption of the charters, members of our Board of Directors were appointed to each of the Committees, as follows:

AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated
Directors Richard P. Rifenburgh and Glenn T. Hall. We have identified Richard P. Rifenburgh, an independent director, as our Audit Committee Financial Expert by virtue of his background and experience. Mr. Rifenburgh serves as Chair of the Audit Committee.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, non-affiliated Directors Richard P. Rifenburgh and Glenn T. Hall. Mr. Rifenburgh serves as Chairman of the Compensation Committee.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of Mr. Rifenburgh, who serves as the Chair, and Mr. Hall.

INVESTMENT COMMITTEE

The Investment Committee is made up of Mr. Rifenburgh, who serves as Chair, Mr.

Hall and Mr. Kelly T. Hickel.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our directors, officers and employees performing financial functions for us, including our chief executive officer, chief financial officer, controller and any person performing similar functions.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our investment adviser, if any, from our Investment
Committee and management.

Results of Operations

For the quarter ended June 30, 2009, we incurred consulting expenses of

$20,000, investment advisory fees of $1,500, rent expense of $1,100, accounting fees of $1,875, interest of $2,593 and other expenses of $4,755 compared to other expenses totaling $500 for the quarter ended June 30, 2008. Our total expenses were $31,823 for the quarter ended June 30, 2009 and $500 for the quarter ended June 30, 2008. We had no income reported for either quarter.

For the six months ended June 30, 2009, we incurred consulting expenses of $63,200, investment advisory fees of $1,500, rent expense of $3,300, professional fees of $9,037, interest of $3,392 and other expenses of $5,188 compared to professional fees totaling $72,845 for the six months ended June 30, 2008. Our total expenses were $85,617 for the six months ended June 30, 2009 and $72,845 for the six months ended June 30, 2008. We had no income reported for either six month period.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have engaged in two portfolio investments but have not yet raised significant capital to be employed in our proposed investment activities. We received 1,000,000 shares of BioCube, Inc. representing 20 percent of the outstanding shares of BioCube, Inc. in June 2009 as part of our investment agreement with BioCube, which we recorded at a nominal value of $100 as a portfolio investment. We also received 2,000,000 shares of Stratis Healthcare, Inc., representing 20 percent of the outstanding shares of BioCube, Inc. in June 2009 as part of our investment agreement with Stratis Healthcare, which we also recorded at a nominal value of $100 as a portfolio investment.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2009.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses. Operating expenses totaled $31,823, including $21,500 in consulting expenses, for the quarter ended June 30, 2009 as compared to $500 in total expenses for the quarter ended June 30, 2008.

The consulting expenses were paid or due to FSR, Inc., which provides the services of Mr. Hickel as Chairman and CEO on a consulting basis ($10,000) and to CF Consulting, LLC, pursuant to a Consulting Agreement under which it provides corporate counsel and financial services ($10,000). The remaining $1,500 was paid to Carlton Wealth Management under the Investment Advisory

Agreement. The rent expense of $1,100 for the quarter ended June 30, 2009 represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $550 per month.

Net Investment Income, Net Unrealized Appreciation and Net Increase in
Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2009 compared to $0 for the quarter ended June 30, 2008 and $0 for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2009 compared to $0 for the quarter ended June 30, 2008 and $0 for the year ended December 31, 2008,all of which period were before the
Company elected BDC status.

Our net investment income totaled $0 for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008 and $0 for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008 and $0 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Our current liquidity and capital resources were generated primarily from two short term loans totaling $25,000 made to the Company by Leaddog Capital, LP during the quarter ended June 30, 2009. For the six months ended June 30, 2009, we entered into four short term loans totaling $65,000 with Leaddog Capital, LP.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended June 30,

2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of June 30, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information that we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended June 30, 2009. As a result, there were 33,730,000 common shares issued as of June 30, 2009.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Description of Exhibit

10.1          Term Sheet with BioCube, Inc.

10.2          Term Sheet with Stratis Healthcare, Inc.

10.3          Investment Advisory Agreement with Carlton Risk Capital, LLC

31      Certification of Chief Executive and Financial Officer
pursuant to Rule 13a-14(a)/15d-14(a)

32       Certification of Chief Executive and Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Kelly T. Hickel____ August 14, 2009

Kelly T. Hickel
Chief Executive Officer

2