Form 10-K
period 2009-12-31
SPRING CREEK CAPITAL CORP.
filed 2010-04-16
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-135213

SPRING CREEK CAPITAL CORP.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	98-0496750
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, including Area Code) (646)896-3050

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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

$22,674,000

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 15, 2010 was 34,230,000 shares.

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

None.

TABLE OF CONTENTS

PART I
Item 1.	Business	3

Item 1A	Risk Factors	6

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 8	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12

Item 9A	Controls and Procedures	12

Item 9B.	Other Information	13

PART III
Item 10	Directors, Executive Officers and Corporate Governance	13

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions and Director Independence	15

Item 14.	Principal Accountant Fees and Services	16
PART IV
Item 15.	Exhibits, Financial Statement Schedules	16

Index to Financial Statements

EX 14
EX 21
EX 31.1
EX 31.2
EX 32

PART I

ITEM 1: BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility.

Company Overview

Spring Creek Capital Corp. (“Spring Creek” or the “Company”) was a closed-end management investment company which in April 2009 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in May 2006 to be engaged in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company principally providing capital and other assistance to start-up and micro-cap companies in the medical, pharmaceutical and healthcare industry, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, Spring Creek acquired or established its initial interests in healthcare affiliate companies by acquiring equity stakes in or starting development stage companies which will eventually become the Company’s platform companies as well as completed two minority equity investments in companies that we believed to be strategic to our mission.

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The Company intends to distribute and market products and technologies in the healthcare sector. Spring Creek’s principal operating subsidiary is Stratis Healthcare Inc. Stratis’ primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of medical products throughout its portfolio..
In January , we undertook a 3-for-1 stock split of the common stock outstanding in the form of a stock dividend. All amounts of common stock and per share data have been retroactively restated in our consolidated financial statements to give effect to the 3 for 1 split.

Primary Strategy

We have conducted limited operations to date. Our core strategy is to successfully bring to market innovate solutions to existing problems in the healthcare industry. To accomplish this, we will;

*        actively pursue emerging opportunities in the healthcare sector with high growth potential;

*        exploit our global marketing and distribution infrastructure to reach our target markets; and

*        schedule the launch our products and services to coincide with the most opportune periods.

Stratis Healthcare, Inc., our wholly-owned subsidiary, will act as the principal conduit through which the distribution of healthcare products will flow to customers. Stratis’ primary business is to distribute licensed products from third parties or products developed by our affiliated companies to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will use unrelated third parties to warehouse, provide inventory control/monitoring, and distribute these products. Systems and processes will be designed to be efficient and repeatable so as to allow us to implement cost-effective solutions for the distribution of medical products.

We also need to have significant relative flexibility in selecting and structuring our investments to be effective. In addition, we will need capital sufficient to maintain operations and complete acquisitions in order to advance our objectives.

Established Healthcare Market Network

We believe that, through the experience of our management and directors, we have solid channels from which we may distribute our products and substantial resources to potentially generate a number of new opportunities for our Company. However, there can be no guarantee such relationships will lead to the origination of new products, acquisitions, or investments.

Affiliate Companies

As of December 31, 2009 we hold minority interests in Eco-Blends, Inc. (30%  owned) and BioCube Inc. (20% - owned) whose products we intend to distribute through the Stratis network.

Eco-Blends manufactures a homeopathic insect repellent whose formulation is free of Deet. Deet is a commonly used ingredient in insect repellents which some consider to be too toxic for use on human skin. The product was developed by Eco-Blends’ President Alison Lewey, and marketed by her former company under the trade name of “Buzz-Off,” when she was looking for a way to protect her child against the variety of insects in her native Maine using safe and non-toxic means. The Company acquired its minority position in 2009 by exchanging a 70% -interest in its subsidiary for the assets and business of Lewey’s Eco-Blends.

BioCube, Inc is an early stage “Life Sciences” company that specializes in developing commercial applications for electro-chemical activation (ECA) technology. The system uses a mixture of water and a very low level of salt that passes through an ECA module, creating an incredibly potent sterilizing solution. Spring Creek owns a minority position in this company.

Products and Services
At this time, two of Spring Creek’s subsidiary companies are at or near their respective launch dates.  Eco-Blend produces and distributes an effective insect repellent that consists of a unique blend of essential oils and naturally occurring ingredients which contains no Deet in its formulation.   BioCube’s first planned commercial product is called CubeX and consists of a mechanical aerosolizer, which is designed for use in enclosed facilities such as hospitals, schools and buses. BioCube plans to introduce new product lines adopting this same proprietary formula for various commercial uses, such as cleaning products for the home, sprays to sanitize fruits and vegetables, and products for water purification.

Customers

Our customer base potentially will include institutional and retail healthcare providers. Institutional healthcare providers could potentially include acute care hospitals, health systems, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers can include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. The largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”).  We also compete with manufacturers who sell directly to customers, chain drugstores that manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support. In addition to these and other established institutions, there are a number of mid size and smaller public and private companies that have established themselves in different sectors of the healthcare field. These companies are striving to redefine themselves as market leaders in a mature marketplace, which tends to lead to innovative strategies and products that may change the dynamics of the healthcare market in unforeseen ways. It will be a continual challenge us to stay ahead of these new technologies, in addition to finding ways to sell our products against brands that have established themselves in the minds of consumers.

Government Regulation

We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act requires the FDA to develop a standardized numerical identifier by April 1, 2010.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We expect that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods in order to reform the healthcare system. This process may result in legislation and/or additional regulation governing the delivery or pricing of pharmaceutical products, as well as potential changes to the structure of the present healthcare delivery system. We cannot predict what reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant adverse impact on our results of operations and financial condition.

Environmental Matters

Our business activities are subject to extensive federal, state, and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Although we do not, nor do we have plans to directly manufacture our own products, we may still be subject to existing environmental laws by way of regulatory agencies or other third party claimants. Examples of U.S. Federal environmental legislation that may have adverse effects on us include the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (CERCLA or the Superfund Act) and the Resource Conservation and Recovery Act. This list is not complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee which may also have an impact on us. The multitude of regulations issued by federal, state, provincial and local administrative agencies will be burdensome and costly as a result. There are currently no pending legal proceedings against us with any government regulatory agencies.

Employees

 We had no employees during the year ended December 31, 2009 although we contracted for the services of several individuals on an interim basis including Kelly T. Hickel and Jan E. Chason, our Chief Executive Officer and Chief Financial Officer.  We anticipate making more formal arrangements with them and other needed executives and staff as our operations increase.

Research  and Development  Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

As of December 31, 2009, we do not own, either legally or beneficially, any patents or trademark.

ITEM 1A.  RISK FACTORS

We are a new enterprise engaged in the business of acquiring, developing and integrating small private companies and products related to healthcare.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are an early stage company with no operating history.  Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives

We are a development stage company and our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations.  Our business plan involves the acquisition and development of operating companies predominately in the healthcare market and is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties frequently encountered by companies developing markets for new products, services and technologies in which we expect to invest. We may never overcome these obstacles.

In addition, our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties on behalf of our affiliate companies on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. . We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the healthcare industry, and the fact that we are not profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

No guarantee of market acceptance

Our success is dependent on market acceptance of any new technology or service that we acquire or develop for our selected industry. We cannot assure you that healthcare market professionals will conclude that our technologies are useful or safe. We cannot assure you that our technology will achieve or maintain significant market acceptance among distributors, patients, physicians, or healthcare payers in general, or even that any and all necessary regulatory approvals will be obtained.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations

Our ability to successfully develop or acquire products and companies and to identify and enter into commercial arrangements with customers will depend on our ability to select and evaluate suitable opportunities to consummate transactions in an environment that is highly competitive.  These realities are subject to change and may impair our ability to grow.

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

We may not be able to effectively manage our growth, which may harm our profitability

Our strategy envisions expanding our business of developing proprietary solutions in healthcare industry. If we fail to do so and thereafter to manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

*  meet our capital needs;
*  expand our systems effectively or efficiently or in a timely manner;
*  allocate our human resources optimally;
*  identify and hire qualified employees or retain valued employees; or
*  incorporate effectively the components of any products, services or business' that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Uncertain outcomes during clinical testing

Outcomes of clinical trials for new, if required, may produce unexpected or undesired results that may either delay or entirely halt a product from reaching the market. This would materially impact our product development costs. If a product does not survive the clinical testing phase, our entire investment in that product would be invalidated and entirely negated. In addition, delays in clinical trials would mean our products would not reach our end users for an indeterminate period, which would negatively affect our revenue.

Clinical trials may be delayed for a variety of reasons, including but not limited to delays in obtaining a potential test site to commence or continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, and delays in recruiting patients to participate in a study.

We may not be able to adequately protect our technologies or intellectual property rights

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

RISKS RELATED TO OUR INDUSTRY

The healthcare industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

While we intend to concentrate on over-the-counter and nonprescription type healthcare products the healthcare industry is generally subject to extensive regulatory requirements. Many of these requirements result in significant costs that may adversely affect our business and financial results. If we are unable to pass those costs on it would negatively impact our profit margin.

 Recently enacted healthcare insurance legislation may lead to unintended adverse effects for businesses involved in our industry. Massive new legislation that gives the Federal government greater regulatory powers may lead to negative consequences for certain aspects of our business. The full scope of the recently passed healthcare legislation may not be felt for several years, it is therefore difficult to predict any future consequences that would be challenges to our Company, or if we can overcome them.

Failure to comply with laws or government regulations could result in penalties

Certain government requirements for technologies in the healthcare market may require licensure or mandatory minimum standards relating to the provision of services. Failure to comply with these requirements could materially affect our ability to expand into new or existing markets. Future regulatory developments may also cause disruptions to our operations.

RISKS  RELATING TO OUR ORGANIZAITON

We are subject to the reporting requirements of the federal securities laws, which can be expensive

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders increase our operating costs.

It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

As result of our analysis of our system of internal accounting controls and accounting and financial reporting processes, we have identified a material weakness in our disclosure controls and internal controls. This is more specifically discussed in Item 9A of this Annual Report. As a result of this deficiency, we must perform additional analysis and other post-closing procedures to insure that our financial statements are prepared in accordance with US generally accepted accounting principles. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

Public company compliance requirements may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. Compliance with the new rules and regulations increases our operating costs and makes certain activities more time consuming and costly than if we were not a public company. As a public company, these new rules and regulations make it more difficult and expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

There exist risks to stockholders relating to dilution: authorization of additional securities and reduction of percentage share ownership following investment

To the extent that additional shares of common stock are issued, the stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following an investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services or additional capital. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

RISKS RELATING TO OUR COMMON STOCK

Our stock price may be volatile

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been an illiquid trading market for our common stock on the OTC Bulletin Board. We cannot predict how liquid the market for our common stock might become. Although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should the Company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued to our officers, directors, and greater than 10% stockholders in the merger are subject to a lockup agreement prohibiting sales of such shares for a period of 18 months following the Private Placement. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of common stock sold in the Private Placement (including the shares underlying the Warrants sold therein) will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act. Recent revisions to Rule 144 shortened the holding period under Rule 144, as a result of which the overhang period arises earlier than would previously have been the case.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any properties at this time.  It leases its headquarters at 120 Wall Street, Suite 24021, New York, NY 10005.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELTATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 2008, the Company was notified that its common shares had been admitted for trading on the Over the Counter Bulletin Board under the symbol SCRK; however, there was only limited, sporadic trading activity until February 2009. The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from February 19, 2009 through December 31, 2009:

	High	Low
Fiscal Year 2009
First Quarter	$1.01	$1.01
Second Quarter	1.60	1.40
Third Quarter	1.71	1.58
Fourth Quarter	1.75	1.15

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on April 14, 2010, was $.15. As of this date there were approximately 14 holders of record of common stock and 34,230,000 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we would pay dividends in the near future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

OVERVIEW

Spring Creek was a closed-end management investment company which in April 2009 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in May 2006 to be engaged in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company principally providing capital and other assistance to start-up and micro-cap companies in the medical, pharmaceutical and healthcare industry, in 2009, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, Spring Creek acquired or established its initial interests in healthcare affiliate companies by acquiring equity stakes in or starting development stage companies which will eventually become the Company’s platform companies as well as completed two minority equity investments in companies that we believed to be strategic to our mission.

As of December 31, 2009, the Board of Directors and a majority of the Company’s shareholders authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of our resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of our election to be treated as a BDC and becoming an operating company, the fundamental nature of our business s from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of our election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company has to consolidate its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business The Company has been in development stage since its formation and has not generated any revenues.  We have not yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing adequate to fund our operations.. The report of our auditors on our financial statements includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

In January 2009 the Company undertook a 3-for-1 stock split of the common stock outstanding in the form of a stock dividend. All amounts of common stock and per share data have been retroactively restated throughout these consolidated financial statements to give effect to the 3 for 1 split.

Business Plan

Spring Creek intends to distribute and market products and technologies in the healthcare sector.  Our principal operating subsidiary is Stratis Healthcare Inc. (“Stratis”).  Stratis’ primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of medical products throughout its portfolio.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Expenses during the year ended December 31, 2009 aggregated $2.3 million which included a non-cash charges of $1.8 million related to amortization of debt discount and finance costs.  The finance charge as well as the debt discount amortization results from the fair value accounting for warrants issued in connection with debt issuances.  Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.   During 2008 total expenses aggregated $73,000 and consisted principally of professional fees.

Other income during 2009 principally relates to fees earned from affiliate companies for consulting fees and interest.  There was no other income in 2008.

LIQUIDITY AND CAPITAL RESOURCES

 As of December 31, 2009, the Company had a negative working capital of $305,000 and a stockholders’ deficiency of $265,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $332,000 from a related party (net of a repayment). The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its affiliate companies. The report of our auditors on our financial includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The Company cash on hand at December 31, 2009 and 2008 was $4,000 and none, respectively

Operating cash flows:  We had no operating sources of cash in 2009 and 2008. Net cash used in operating activities for the year ended December 31, 2009 was $288,000 as compared to $91,000 in the prior year. The increase in the cash used in operating activities was the result of the increase in operating expenses in 2009 versus the prior year.

Investing cash flows:  The Company used cash of $40,000 in connection with its affiliated companies in 2009 and had no similar expenditures in 2008.

Financing cash flows:  Net cash generated from financing of $332,000 in 2009 consists of net proceeds from loans from a related party net of a repayment of $50,000.  Net cash provided by financing activities for the prior year was $91,000 which represents proceeds from the issuance of common stock in a private placement of $96,000, net of a repayment of loan from a related party of $5,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer  and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2009, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in audit adjustments to the Company’s 2009 annual or interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency which began with the employment of our new Chief Financial Officer in November 2009.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2009 are as follows:

Name	Age	Position with Company

Kelly T. Hickel	68	Chairman of the Board and CEO
Jan E. Chason	64	Chief Financial Officer
Glenn T. Hall	56	Director
Richard P. Rifenburgh	78	Director

Our directors hold office for one- year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Biographies

KELLY T. HICKEL has been the Chairman and CEO of the Company since January 2009.  Mr. Hickel is also, since June 2008, the Chairman and CEO of United EcoEnergy Corp.  Mr. Hickel is currently an officer and or director of other public companies including TheraBiogen, Inc.  From February of 2001 until he resigned in June 2006 he was the Chairman of Paradise Music & Entertainment, Inc.    Mr. Hickel was Chairman and Chief Restructuring officer of the Tyree Company in Farmingdale, New York from 2005 to 2006.  Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has also attended course work at Columbia University.

Mr. Hickel has held positions in public companies since 1969.  These positions have included everything from Salesman to Sales Manger, Vice President of Sales to International Market Development, President, Chief Executive Officer and Chairman.  Through his extensive financial experience, he has also acted as Chief Financial Officer for a number of these public corporations.  These corporations have ranged in revenue of less than 1 million dollars per year to as much as 600 million dollars per year.

JAN E. CHASON was appointed Chief Financial Officer of Spring Creek Capital Corp. and United Eco Energy Corp., on November 20, 2009 and October 7, 2009 respectfully.  Mr. Chason is also the Chief Financial Officer of Alliance Network Communications Holdings, Inc. and Paradise Entertainment and Event Group since October 2009 and November 2009, respectively.  Mr. Chason has also served as the Chief Financial Officer of several other publicly-owned companies including Halcyon Jets Holdings, Inc. (August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2008) and Majesco Entertainment Company (January 2003 to January 2006). Mr. Chason was also formerly a partner at Ernst & Young.  Mr. Chason, 64, is a certified public accountant and has a Bachelor of Business Administration from City College of New York.

Since 1994, Mr. Chason has been a senior financial officer of ten public companies which ranged from development stage to mature operating companies with revenues ranging from $10 million to $1.6 billion.  During his 25 year career in public accounting he provided assurance services to both publicly-owned as well as privately-own enterprises.

GLENN T. HALL has been a member of the Board of Directors since April 2009 and the Chief Executive Officer of Eco-Blends, Inc., a subsidiary of the Company since October 2009.He is a veteran financial intermediary and held various positions in the banking and finance industry.  He is a graduate of Fairleigh Dickenson University with a B.S. in Accounting.

Mr. Hall has held many positions at leading banks before leaving banking to start an international private investment banking company specializing in commercial, real estate and international lending. He has arranged a significant number of commercial and real estate loans and mortgages.  Additionally, Mr. Hall has been intimately involved in establishing public companies and remains active as a member of the boards of directors of several companies including not for profit organization.

RICHARD P. RIFENBURGH has been a member of the Board of Directors since April 2009.  He has also been a member of the Board of Directors of United EcoEnergy Corp. since June 2008. Since June 2008 he has served as the Chairman of Board of Directors  of Paradise Music and Entertainment, Inc. and previously was its Vice Chairman from July 2001  Mr. Rifenburgh has been an officer and/or director of many public companies since 1969.  Mr. Rifenburgh attended Wayne University, majoring in Electrical Engineering.

Mr. Rifenburgh has been Chairman and/or President and CEO of eleven public companies since 1969.  Three of these companies have been NYSE companies and have ranged in size from $12M to $600M in sales.  Mr. Rifenburgh has also been a director, often as independent board chairman or chairman of the audit committee of a number of other public and private companies.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer and persons performing similar functions, of ours. Our Code of Ethics is available as Exhibit 14 to this Annual Report on Form 10-K.

Committees

The board of directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. We appoint persons to committees of the board of directors who we believe meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. Currently, Mr. Rifenburgh qualifies as an “audit committee financial expert,” within the meaning of SEC Regulation S-K, Item 407(d)(5).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2009, all our current officers and directors were late in complying with the applicable filing requirements and that former officers and directors and greater than ten percent owners have not complied with the applicable filing requirements.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to Spring Creek Capital Corp Board of Directors, c/o Jan E. Chason, Chief Financial Officer, 120 Wall Street, New York, NY 10005.  Mr. Chason will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Chief Financial Officer has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during each of the years during the period ended December 31, 2009  to our principal officers although no executive earned over $100,000 in cash in each year.

				OTHER		RESTRICTED	SECURITIES
NAME AND PRINCIPAL	FISCAL			ANNUAL		STOCK	UNDERLYING	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION		AWARD(S)	OPTIONS/SARS	PAYOUTS	COMP.
		($)	($)	($)		($)	(#)	($)	($)

Kelly T. Hickel (Principal Executive Officer)	2009	-0-	-0-	-0-	*	13,450	-0-	-0-	-0-
	2008	-0-	0	-0-		-0-	-0-	-0-	-0-

Jagjit Jay Sidhu (President/CEO)	2008	-0-	0	0		-0-	-0-	0	0

Jan E. Chason (Chief Financial Officer)	2009	-0-	0	30,000	**	-0-	-0-	0	0

Robert Hipple	2009	-0-	0	62,000	***	-0-	-0-	0	0

*   - Compensation of $60,000 was paid or accrued to FSR, Inc. for Mr. Hickel’s services.
** - Mr. was Chason appointed Chief Financial Officer on November 20, 2009. Amounts reported have been accrued for Mr. Chason’s services based upon an informal arrangement until the Company establishes a compensation program for its officers and directors.
*** Mr, Hipple served as an interim Chief Financial Officer until June 2009 and his services were contracted for with CF Consulting, LLC.

Directors' Compensation

The Company had no compensation program for its Directors during 2009 and 2008 and no compensation was paid or accrued for these periods.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon our review of public filings of such individuals and entities there are no persons who had beneficial owners of our shares of common stock at December 31, 2009 of more than 5% of our outstanding shares of common stock and  in addition none of our directors or our executive officer held any shares of common stock, except for Glen T. Hall who had 50,000 shares (less than 1%  of the total share outstanding).

The above calculations were made on 32,880,000 shares of our Common Stock outstanding as of December 31, 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the 2009, we borrowed an aggregate of $382,169 from LeadDog Capital LP through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  In connection with these loans, we granted to LeadDog Capital LP warrants to purchase 1,327,500 shares of our common stock for a purchase price of $.001 per share.  LeadDog Capital LP and its affiliates, including Roadrunner Capital Group, LLC, are shareholders and warrant holders.  This group is restricted from becoming the beneficial  owner  (as such term is defined under Section 13 (d) and Rule 13d-3 of the Exchange Act), of more than 4.9% of our outstanding shares of common stock.

Except for the foregoing none of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates CHTD, independent public accountants, were our principal accountants through the third quarter of the year ended December 31, 2008. Berman Hopkins Wright & LaHam, CPAs and Associates, LLP, were appointed as our auditors in March, 2009 and engaged to audit our 2008 financial statements.  Rosenberg Rich Baker Berman & Co, independent registered public accountants were engaged in February 2010 to audit our 2009 financial statements. The following table sets forth the fees billed by our independent accounting firms for eachof our last two fiscal years for the catedgoris of services indicated.
	Year Ended December 31,
	2009	2008

Audit fees	$18,061	$46,620
Audit-related fees	2,000	0
Tax fees	0	0
All other fees	0	0
Audit fees  consist  of fees  related  to  professional  services  rendered  in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Audit Committee Pre- Approval Policy

We understand the need for the accounting firm to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair their objectivity, our Audit Committee has restricted the non-audit services that they may provide to us.

The Audit Committee also has adopted policies for pre-approving all non-audit work performed by the accounting firm who audits the Company’s financial statements.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The financial statements required by item 15 are submitted in a separate section of this report, beginning Page F-1, incorporated herein and made a part hereof.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

Exhibit Number	Description

3(i)	Articles of Incorporation of the Company dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

14	Code of ethics

21	Subsidiaries of the registrant

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer

 (1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK CAPITAL CORP.

/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer and Director
Dated: April 15, 2010

/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director
Dated: April 15, 2010

/s/ Glenn T. Hall
Glenn T. Hall
Chief Executive Officer and Director
Dated: April 15, 2010

/s/ Richard Rifenburgh
Richard Rifenburgh
Director
Dated: April 15, 2010

SPRING CREEK CAPITAL CORP.

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and From Inception	F-5

Consoldidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2009 and 2008 and From Inception	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and From Inception	F-7

Consolidated Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spring Creek Capital Corp.
(A Development Stage Company):

We have audited the accompanying consolidated balance sheet of Spring Creek Capital Corp. (a Development Stage Company) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception (May 11, 2006) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Spring Creek Capital Corp. for the period from inception to December 31, 2008. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2008, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Capital Corp. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred losses from operations since its inception and has a net stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Co.

Somerset, New Jersey
April 15, 2010

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spring Creek Capital Corp.

We have audited the accompanying balance sheets of Spring Creek Capital Corp. (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception, May 11, 2006, to December 31, 2008. Spring Creek Capital Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit perform of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Capital Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period from inception, May 11, 2006, to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has incurred a net loss of $126,500 since inception, has not generated any revenues and has no assets. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP Winter Park, Florida March 24, 2009

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$4,187	$-
Prepaid expenses	12,515	-
Total current assets	16,702	-

Due from affiliated companies	39,945	-

TOTAL ASSETS	$56,647	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,013	$500
Notes payable - related party - net of discount of $128,937	203,232	-
Total current liabilities	322,245	500

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Common stock, par value $.001 per share; 75,000,000
shares authorized and 33,730,000 (2009) and 32,880,000
(2008) issued and outstanding	33,730	32,880
Additional paid-in capital	2,088,307	93,120
Deferred compensation	(9,340)
Accumulated deficit	(2,378,295)	(126,500)
Total stockholders' equity/(deficiency)	(265,598)	(500)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIENCY)	$56,647	$-

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From inception
	Year Ended		(May 11, 2006)
	December 31,		to December
	2009	2008	31, 2009

Expenses

Administration	$350,605	$200	371,860
Professional fees	64,233	72,645	169,478
Interest	19,197		19,197
Amortization of debt discount	102,600		102,600
Finance costs	1,723,000	-	1,723,000
Total expenses	2,259,635	72,845	2,386,135

Other income - related to affiliated companies	(7,840)	-	(7,840)

Net loss	$(2,251,795)	$(72,845)	$(2,378,295)

Loss per share - basic and diluted	$(0.07)	$(0.00)

Weighted average shares outstanding	33,656,099	32,880,000

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid -in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Equity

Shares issued to founders at $.01 per share	30,000,000	$30,000	-	-	-	$30,000

Net loss	-	-	-	-	$(30,000)	(30,000)

Balance - December 31, 2006	30,000,000	30,000	-	-	(30,000)	-

Net loss	-	-	-	-	(23,655)	(23,655)

Balance - December 31, 2007	30,000,000	30,000	-	-	(53,655)	(23,655)

Shares issued at $.033 per share	2,880,000	2,880	$93,120	-	-	96,000

Net loss	-	-	-	-	(72,845)	(72,845)

Balance - December 31, 2008	32,880,000	32,880	93,120	-	(126,500)	(500)

Shares issued in settlement of payables	850,000	850	27,200	-	-	28,050

Warrants issued inconnection with:
Consulting fees	-	-	13,450	$(13,450)	-	-
Finance Costs			1,723,000			1,723,000
Indebtedness			231,537			231,537

Amortization of deferred compensation	-			4,110		4,110

Net loss	-	-	-	-	(2,251,795)	(2,251,795)

Balance - December 31, 2009	33,730,000	$33,730	$2,088,307	$(9,340)	$(2,378,295)	$(220,437)

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Year Ended		(May 11, 2006)
	December 31,		to December
	2009	2008	31, 2009
Cash Flows Used in Operating Activities
Net Loss	$(2,251,795)	$(72,845)	$(2,378,295)
Adjustments to reoncile net loss to net cash
used in operating activiites:
Amortization of debt discount	102,600		102,600
Finance costs	1,723,000		1,723,000
Amortization of deferred compensation	4,110		4,110
Accrued interest payable	19,197		19,197
Changes in operating assets and liabilities:			-
Prepaid expenses	(12,515)		(12,515)
Accounts payables and accrued expenses	127,366	(18,155)	127,866
Net Cash Used in Operating Activities	(288,037)	(91,000)	(414,037)
Cash Flows Used in Investing Activities
Due from affiliated companies	(39,945)	-	(39,945)
Net Cash Used in Investing Activities	(39,945)	-	(39,945)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	382,169	-	382,169
Issuance of common stock		96,000	126,000
Repayment of related party loan	(50,000)	(5,000)	(50,000)
Net Cash Provided by Financing Activities	332,169	91,000	458,169
Net Increase in Cash	4,187	-	4,187
Cash at beginning of period	-	-	-
Cash at end of period	$4,187	$-	$4,187

Supplemental Disclosures

Non-cash investing and financing activities
Warants issued in connection with:
Consulting fees	$13,450
Finance fees	1,723,000

Common stock issued in settlement of payables	28,050

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

Spring Creek Capital Corp. ("Spring Creek" or the "Company") was a closed-end management investment company which in April 2009 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in May 2006 to be engaged in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company principally providing capital and other assistance to start-up and micro-cap companies in the medical, pharmaceutical and healthcare industry, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, Spring Creek acquired or established its initial interests in healthcare portfolio companies by acquiring equity stakes in or starting development stage companies which will eventually become the Company’s platform companies as well as completed two minority equity investments in companies that it believed to be strategic to its mission.

As of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stock authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business  from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income; to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company has to consolidate its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The Company intends to distribute and market products, services and technologies in the healthcare sector. Spring Creek’s principal operating subsidiary is Stratis Healthcare Inc. (“Stratis”).  Stratis’ primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of medical products throughout its portfolio.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company has been in development stage since its formation and has not generated any revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things¸ improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In January 2009 the Company undertook a 3-for-1 stock split of the common stock outstanding in the form of a stock dividend. All amounts of common stock and per share data have been retroactively restated throughout these consolidated financial statements to give effect to the 3 for 1 split.

Note 2.  Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry and any other parameters used in determining these estimates could cause actual results to differ.

Concentration of Credit Risk

The Company may place its cash with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Equity and Cost Method Investments in Portfolio Companies

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee's operations.

Application of the cost method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities (commonly known as the asset and liability method). In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

As of December 31, 2009, the Company has approximately $2.3 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- is forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants to acquire 2,990,000 shares of common stock at December 31, 2009) are anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended ASC 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in the Company’s consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Due from Affiliate Companies

In June 2009, the Company entered into an agreement with BioCube, Inc., an early-stage life sciences company that specializes in developing commercial applications for electro-chemical activation (ECA) technology to provide (i) management consulting for $5,000 per month payable $2,500 in cash and $2,500 in common stock and (ii) arrange financing up to $600,000 over an 18 month period. In connection with the agreement, the Company was issued 1 million shares of the common stock of BioCube, representing 20 percent of its then outstanding stock which the Company.  As of December 31, 2009, the Company had invested $39,275 in BioCube in the form of loans and receivables for consulting fees.  The Company accounts for this investment under the equity method.

In September, 2009, Eco-Blends, Inc., a then wholly-own subsidiary of the Company, entered into an agreement to acquire all of the business and intellectual property of Lewey’s Eco-Blends, Inc. in exchange for 700,000 shares of stock of Eco-Blends’ common stock (representing a 70% equity interest).  Eco-Blends will manufacture and distribute DEET-free insecticide and insect repellant products which are designed to meet the ever increasing environmental concerns of consumers who are turning to homeopathic alternatives as well as stricter environmental guidelines which narrow the range of solutions to control pests and pathogens for agricultural needs. The Company also agreed to provide management consulting services for $5,000 per month ($2,500 per month deferred) and to provide financing up to $250,000. As of December 31, 2009, the Company had invested $45,175 in Eco-Blends in the form of loans and receivables for consulting fees.  The Company accounts for this investment under the equity method.

Note 4.  Notes and interest payable - related party

During the year ended December 31, 2009, the Company borrowed an aggregate of $382,169 from LeadDog Capital LP through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  In connection with the issuance of notes with a face value of $280,000, the Company granted the lender warrants to purchase 1,327,500 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 1,162,500 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $48,463 to the notes and $231,537 to the warrants. The warrants issued for services were expensed as financing fees of $1,723,000.  During 2009, the Company recorded $102,600 as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 116% and 141%; risk-free interest rate of 1.4% to 1.6%; expected life of 3 years and estimated dividend yield of 0%.

Note 7. Subsequent Events.

Subsequent to December 31, 2009, the Company borrowed  $80,000 from LeadDog Capital LP  with interest payable at 16% per year.