Form 10-Q
period 2010-03-31
SPRING CREEK CAPITAL CORP.
filed 2010-05-17
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 13, 2010 was 34,230,000.

SPRING CREEK CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,391	$4,187
Prepaid expenses	8,079	12,515
Total current assets	9,470	16,702

Investment in and advances to affiliated companies	80,085	39,945

TOTAL ASSETS	$89,555	$56,647

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,775	$119,013
Notes payable - related party - net of discount of $85,000 and $129,000	328,685	203,232
Notes payable	40,500	-
Total current liabilities	523,960	322,245

Liability for unissued shares	55,000

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized and 34,230,000 (2010) and 33,730,000
(2009) issued and outstanding	34,230	33,730
Additional paid-in capital	2,092,807	2,088,307
Deferred compensation	(8,219)	(9,340)
Deficit accumulated during the development stage	(2,608,223)	(2,378,295)
Total stockholders' deficiency	(489,405)	(265,598)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$89,555	$56,647

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			From inception
	Three months ended		(May 11, 2006)
	March 31,		to March
	2010	2009	31, 2010
Expenses

General and Administrative	$165,486	$52,994	$706,824
Interest	21,933	800	41,130
Amortization of debt discount	44,148		146,748
Finance costs	-	-	1,723,000
Total expenses	231,567	53,794	2,617,702

Other income - related to affiliated companies	(1,639)	-	(9,479)

Net loss	$(229,928)	$(53,794)	$(2,608,223)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	33,957,777	33,421,666

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Three months ended		(May 11, 2006)
	March 31,		to March
	2010	2009	31, 2010
Cash Flows Used in Operating Activities
Net Loss	$(229,928)	$(53,794)	$(2,608,223)
Adjustments to reoncile net loss to net cash
used in operating activiites:
Amortization of debt discount	44,148		146,748
Equity in losses of subsidiaries	30,550		75,711
Amortization of deferred compensation	1,121		5,231
Accrued interest payable	16,933	800	36,130
Services - noncash charges	55,000		55,000
Accrued fees from affiliates	(32,190)		(86,121)
Finance costs			1,723,000
Changes in operating assets and liabilities:
Prepaid expenses	4,436		(8,079)
Accounts payables and accrued expenses	23,829	15,737	151,695
Net Cash Used in Operating Activities	(86,101)	(37,257)	(508,908)
Cash Flows Used in Investing Activities
Loans to affiliated companies	(38,500)		(69,675)
Net Cash Used in Investing Activities	(38,500)		(69,675)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	81,305		463,474
Loans	50,000	40,000	50,000
Loan - repayment	(9,500)		(9,500)
Issuance of common stock			126,000
Repayment of related party loan	-	-	(50,000)
Net Cash Provided by Financing Activities	121,805	40,000	579,974
Net Increase (Decrease) in Cash	(2,796)	2,743	1,391
Cash at beginning of period	4,187	-	-
Cash at end of period	$1,391	$2,743	$1,391

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued in settlement of payables	$5,000	3,275

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid -in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Deficiency

Shares issued to founders at $.01 per share	30,000,000	$30,000	-	-	-	$30,000
Net loss	-	-	-	-	$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-	-	(30,000)	-
Net loss	-	-	-	-	(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-	-	(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120	-	-	96,000
Net loss	-	-	-	-	(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120	-	(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200	-	-	28,050
Warrants issued inconnection with:
Consulting fees	-	-	13,450	$(13,450)	-	-
Finance Costs			1,723,000			1,723,000
Indebtedness			231,537			231,537
Amortization of deferred compensation	-			4,110		4,110
Net loss	-	-	-	-	(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	$33,730	$2,088,307	$(9,340)	$(2,378,295)	$(265,598)
Issuance of common stock upon exercise
of warrants	500,000	500	4,500			5,000
Amortization of deferred compensation				1,121		1,121
Net loss	-	-	-	-	(229,928)	(229,928)

Balance - March 31, 2010	34,230,000	$34,230	$2,092,807	$(8,219)	$(2,608,223)	$(489,405)

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP.  AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by May 31, 2010 with an effective date as of December 31, 2009.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2009 filed with the Securities and Exchange Commission on Form 10-K on April 16, 2010.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

As of December 31, 2009, the Company has approximately $2.3 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants to acquire 2,990,000 shares of common stock at March 31, 2010) are anti-dilutive.

Note 3.  Due from Affiliate Companies

In June 2009, the Company entered into an agreement with BioCube, Inc., an early-stage life sciences company that specializes in developing commercial applications for electro-chemical activation (ECA) technology to provide (i) management consulting for $5,000 per month payable $2,500 in cash and $2,500 in common stock and (ii) arrange financing up to $600,000 over an 18 month period. In connection with the agreement, the Company was issued 1 million shares of the common stock of BioCube, representing 20 percent of its then outstanding stock..  As of March 31, 2010, the Company had invested $55,000 in BioCube in the form of loans and receivables for consulting fees.  The Company accounts for this investment under the equity method, and, accordingly has charged to expense $55,000 representing its share of BioCube’s aggregate losses ($10,000 during the three months ended March 31, 2010.)

In September, 2009, Eco-Blends, Inc., a then wholly-own subsidiary of the Company, entered into an agreement to acquire all of the business and intellectual property of Lewey’s Eco-Blends, Inc. in exchange for 700,000 shares of stock of Eco-Blends’ common stock (representing a 70% equity interest).  Eco-Blends manufactures and distributes DEET-free insecticide and insect repellant products which are designed to meet the ever increasing environmental concerns of consumers who are turning to homeopathic alternatives as well as stricter environmental guidelines which narrow the range of solutions to control pests and pathogens for agricultural needs. The Company also agreed to provide management consulting services for $5,000 per month ($2,500 per month deferred) and to provide financing up to $250,000. As of March 31, 2010, the Company had invested $68,000 in Eco-Blends in the form of loans and receivables for consulting fees.  The Company accounts for this investment under the equity method, and, accordingly has charged to expense $18,000 representing its share of Eco-Blend’s aggregate losses ($21,000 during the three months ended March 31, 2010.)

Note 4.  Notes payable - related party

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

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $48,463 to the notes and $231,537 to the warrants. The warrants issued for services were expensed as financing fees of $1,723,000 in 2009.  During the three months ended March 31, 2010, the Company recorded $44,000 as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 116% and 141%; risk-free interest rate of 1.4% to 1.6%; expected life of 3 years and estimated dividend yield of 0%

During the quarter ended March 31, 2010, the Company and its subsidiaries borrowed $81,000 from LeadDog Capital LP with interest payable at 16% per year for periods ranging from 3 months to a year.

Note 5.  Note Payable

In February 2010, the Company borrowed $50,000 through the issuance of a note payable due in ninety days from the date of the loan with interest at 20%.  In March 2010, the Company prepaid $9,500 and paid $5,000 to settle all interest due on the note.

NOTE 6: Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs (see Note 4).

Note 7.  Other Matters

In February 2010, the Company entered into a letter of engagement with investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community. The initial term of the agreement is ninety days and may be terminated by either party upon thirty days notice. Pursuant to the agreement, the Company will issue up to 660,000 shares of our common stock in monthly installments of 55,000 during the first year of the agreement unless the agreement is terminated before the completion of the first year of the contract causing the monthly installments to end as of the termination date.  The Company recorded a non-cash charge of $55,000 during the three month period ended March 31, 2009 for the first monthly installment of common stock which it must issue under the agreement

Note 8. Subsequent Events.

Subsequent to March 31, 2010, the Company borrowed $29,000 from LeadDog Capital LP with interest payable at 16% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 16, 2010.

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

As of December 31, 2009, the Board of Directors and a majority of the Company’s shareholders authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of our resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  The Company intends to file a Notice to withdraw its election to be regulated as a BDC by May 31, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of our election to be treated as a BDC and becoming an operating company, the fundamental nature of our business  from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of our election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company has to consolidate its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The report of our auditors on our financial statements includes a reference to going concern risks. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

Three months ended March 31, 2010 versus three months ended March 31, 2009

Expenses during the three months ended March 31, 2010 aggregated $231,600 versus $53,800 in the prior year period.  The 2010 period included non-cash charges of $100,000 related to amortization of debt discount and for shares to be issued in connection with a service agreement.  The debt discount amortization results from the fair value accounting for warrants issued in connection with debt issuances.  Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.

Other income during the 2010 period principally relates to fees earned from affiliate companies for consulting fees and interest net of the Company’s equity in the affiliates’ operating losses for the period.  There was no other income in the 2009 three month period.

LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 2010, the Company had a negative working capital of $514,000 and a stockholders’ deficiency of $489,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $454,000 principally from a related party (net of repayments). The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its affiliate companies. The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The Company cash on hand at March 31, 2010 and 2009 was $1,400 and $2,700, respectively.

Operating cash flows:  We had no operating sources of cash in the 2010 and 2009 periods. Net cash used in operating activities for the three months ended March 31, 2010 was $86,000 as compared to $37,000 in the prior year period. The increase in the cash used in operating activities was the result of the increase in operating expenses in 2010 versus the prior year period.

Investing cash flows:  The Company used cash of $39,000 in connection with its affiliated companies in 2009 and had no similar expenditures in the 2009 period.

Financing cash flows:  Net cash generated from financing of $122,000 in 2010 consists of net proceeds from loans principally from a related party net of a repayment of $9,500.  Net cash provided by financing activities for the prior year was $40,000 which represents proceeds from a loan from a related party.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements.

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

Federal Income Taxes

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2010, we did not engage in interest rate hedging.

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

As of March 31, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 5, 2010 the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of an Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the decision of the Audit Committee of the Board of Directors of the Company to appoint Rosenberg Rich Baker Berman & Co. as the independent auditors for the Company for the year ended December 31, 2009.  The consenting shareholders held shares of common stock and are entitled to cast a number of votes equal to 53.0 % of the total voting capital stock on all matters submitted to the shareholders for approval.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2010.

Spring Creek Capital Corp.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer