Form 10-Q
period 2010-06-30
SPRING CREEK CAPITAL CORP.
filed 2010-08-16
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00783

SPRING CREEK CAPITAL CORP .
(Exact name of registrant as specified in its charter)

Nevada	98-0496750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street Suite 2401 New York, N.Y.	10005
(Address of principal executive office)	(Zip Code)

(646) 896-3050
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 13, 2010 was 35,485,000.

SPRING CREEK CAPITAL CORP.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at June 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from inception (May 11, 2006) to June 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from inception (May 11, 2006) to June 30, 2010 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the period from inception (May 11, 2006) to June 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	14

PART II		15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities

Item 4	(Removed and Reserved)

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$3,875	$4,187
Prepaid expenses	-	12,515
Total current assets	3,875	16,702

Investment in and advances to affiliated companies	-	39,945
Intangibles	352,157	-

TOTAL ASSETS	$356,032	$56,647

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$237,537	$119,013
Notes payable - related party - net of discount of $85,000 and $129,000	420,288	203,232
Notes payable, net discount of $17,000	103,839	-
Total current liabilities	761,664	322,245

Liability for unissued shares	787,200

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized and 34,270,000 (2010) and 33,730,000
(2009) issued and outstanding	34,270	33,730
Additional paid-in capital	3,762,617	2,088,307
Deferred compensation	-	(9,340)
Deficit accumulated during the development stage	(4,989,719)	(2,378,295)
Total stockholders' deficiency	(1,192,832)	(265,598)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$356,032	$56,647

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)

CO NDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From inception (May 11, 2006) to June 30,
	2010	2009	2010	2009	2010

General and Administrative	$2,298,218	$29,230	$2,463,704	$82,225	$3,005,042
Interest	18,623	2,593	40,556	3,392	59,753
Amortization of debt discount	63,487	-	107,635		210,235
Finance costs	-	-	-	-	1,723,000
Total expenses	2,380,328	31,823	2,611,895	85,617	4,998,030

Other expense/( income)- related to affiliated companies	1,168		(471)	-	(8,311)

Net loss	$(2,381,496)	$(31,8230)	$(2,611,424)	$(85,617)	$(4,989,719)

Loss per share – basic and diluted	$(0.07)	$(0.00)	$(0.08)	$(0.00)

Weighted average shares outstanding	34,258,571	33,730,000	34,109,006	33,576,685

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP. AND SUBSIDIARY COMPANIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Six months ended		(May 11, 2006)
	June 30,		to June 30,
	2010	2009	2010
Cash Flows Used in Operating Activities
Net Loss	$(2,611,424)	$(85,617)	$(4,989,719)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	107,635		210,235
Equity in losses of subsidiaries	30,550		75,711
Amortization of deferred compensation	9,340		13,450
Accrued interest payable	31,873	3,392	51,070
Services - noncash charges	2,151,050		2,151,050
Accrued fees from affiliates	(33,683)		(87,614)
Finance costs			1,723,000
Changes in operating assets and liabilities:
Prepaid expenses	91,072		-
Accounts payables and accrued expenses	23,829	20,570	218,938
Net Cash Used in Operating Activities	(211,072)	(61,655)	(633,879)
Cash Flows Used in Investing Activities
Loans to affiliated companies	(38,500)		(69,675)
Net Cash Used in Investing Activities	(38,500)		(69,675)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	128,760	65,000	510,929
Loans	130,000		130,000
Loan - repayment	(9,500)		(9,500)
Issuance of common stock			126,000
Repayment of related party loan	-	-	(50,000)
Net Cash Provided by Financing Activities	249,260	65,000	707,429
Net Increase (Decrease) in Cash	(312)	3,345	3,875
Cash at beginning of period	4,187	-	-
Cash at end of period	$3,875	$3,345	$3,875

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued in settlement of payables	$5,000	3,275
Common stock issued to redeem loans from related party	$231,537	-

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid -in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Deficiency

Shares issued to founders at $.01 per share	30,000,000	$30,000	-	-	-	$30,000
Net loss	-	-	-	-	$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-	-	(30,000)	-
Net loss	-	-	-	-	(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-	-	(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120	-	-	96,000
Net loss	-	-	-	-	(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120	-	(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200	-	-	28,050
Warrants issued inconnection with:
Consulting fees	-	-	13,450	$(13,450)	-	-
Finance Costs			1,723,000			1,723,000
Indebtedness			231,537			231,537
Amortization of deferred compensation	-			4,110		4,110
Net loss	-	-	-	-	(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	$33,730	$2,088,307	$(9,340)	$(2,378,295)	$(265,598)
Issuance of common stock in connection with:
Exercise of warrants	500,000	500	4,500			5,000
Indebtedness	40,000	40	35,960			36,000
Issuance of options Board and officers			1,245,313			1,245,313
Consulting fees			388,537			388,537

Amortization of deferred compensation				9,340		9,340
Net loss	-	-	-	-	(2,611,424)	(2,611,424)

Balance – June 30, 2010	34,270,000	$34,270	$3,762,617	$-	$(4,989,719)	$(1,192,832)

See notes to consolidated financial statements

SPRING CREEK CAPITAL CORP.  AND SUBSIDIARY COMPAN  IES
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

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action becomes effective on or about August 16, 2010 and, at that time, the Company will file the applicable Notice concerning the withdrawal with the Securities and Exchange Commission.

As a result of the decision to withdraw of the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 3,950,000 and 2,470,000 shares of common stock, respectively) are anti-dilutive.

Note 3.  Due from Affiliate Companies

On May 21, 2010, the Company exchanged its minority interest in Eco-Blends, Inc. (“Eco-Blends”) for a fully paid, royalty-free, perpetual, transferrable license to use all of the formulations set forth in the pending application for a patent under the name “Insect Repellent Composition Containing Essential Oils”.  Additionally, the Company forgave all amounts due for management fees, loans, interest and all other amounts due from Eco-Blends.  As a result, the Company recorded an intangible of $82,000 by transferring the following amounts which had been previously recorded as advances and investments in Eco-Blends:

Advances:
Loans	$65,000
Management fees	30,000
Interest	4,000
Equity in losses	(17,000)
$82,000

In June 2009, the Company entered into an agreement with BioCube, Inc., an early-stage life sciences company that specializes in developing commercial applications for electro-chemical activation technology to provide (i) management consulting for $5,000 per month payable $2,500 in cash and $2,500 in common stock and (ii) arrange financing up to $600,000 over an 18 month period. In connection with the agreement, the Company was granted a 20 percent interest in BioCube.  As of June 30, 2010, the Company had invested $55,000 in BioCube in the form of loans and receivables for consulting fees.  The Company accounts for this investment under the equity method, and, accordingly has charged to expense $60,000 representing its share of BioCube’s aggregate losses ($4,000 and $14,000 during the three and six months ended June 30, 2010, respectively.)  See Note 10 for subsequent event.

Note 4.  Intangibles

Intangibles as of June 30, 2010 consist of the following:

License for “Insect Repellent Composition Containing Essential Oils” – see Note 3 above	$82,000
License for an oral spray technology for delivery of medications over the buccal mucosa – see below	270,000
Total	$352,000

On April 27 and May 19, 2010, the Registrant entered into licensing agreements with McCoy Enterprise, LLC (the “licensor”), whereby the Company exclusively licensed an oral spray technology for delivery of over-the-counter and prescription medications including oral insulin over the buccal mucosa and a topical therapy treatment for open wounds such as venous statis or decubitus ulcers and the trade name “Debride” under which the treatment has been marketed, respectively.  The exclusive licenses include world-wide rights in perpetuity.  The licensor received as consideration for each license a 49% interest in each of 2 subsidiaries of the Company which will hold the marketing rights to any products developed utilizing each license.  In addition, the licensor also is to receive 300,000 shares of the Company’s common stock in connection with the buccal mucosa license.  The Company recorded the buccal mucosa license right as an Intangible valued at $272,000 based upon the fair value of the shares to be issued and included in the accompanying consolidated balance sheet as of June 30, 2010 a liability for the unissued shares.

Note 5.  Notes payable - related party

During the year ended December 31, 2009, the Company borrowed an aggregate of $382,169 from LeadDog Capital LP (“LDC”) through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  In connection with the issuance of notes with a face value of $280,000, the Company granted the lender warrants to purchase 1,327,500 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 1,162,500 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LDC and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would 4.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $48,463 to the notes and $231,537 to the warrants. The warrants issued for services were expensed as financing fees of $1,723,000 in 2009.  During the three and six months ended June 30, 2010, the Company recorded $64,000 and $108,000, respectively, as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 116% and 141%; risk-free interest rate of 1.4% to 1.6%; expected life of 3 years and estimated dividend yield of 0%.

During the six months ended June 30, 2010, the Company and its subsidiaries borrowed an additional $129,000 from LDC with interest payable at 16% per year for periods ranging from 3 months to a year.

As of June 30, 2010, obligations due to LDC aggregating $78,700 were past due.  In August 2010, LDC and the Company agreed to extend loans with aggregate principal outstanding of $390,666, including the past due loans, until June 1,2011 and adjusted the restriction on LDC and its affiliates concerning investment in the Company mentioned two paragraphs above to 9.9% of the number of shares of common stock outstanding.

Note 6.  Note Payable

In April 2010, the Company received $80,000 in exchange for issuing a note in the principal amount of $80,000, due August 25, 2010 with interest at 10% per annum and 40,000 shares of common stock. The proceeds from issuance of the promissory note and common stock was allocated based upon their relative fair values. This allocation resulted in allocating $44,000 to the note and $36,000 to the shares. During the three and six months ended June 30, 2010, the Company recorded $19,000 as expense related to the amortization of the debt discount.  If the note repayment occurs after August 25, 2010, the Company is required to issue an additional 10,000 shares to the lender for each week the loan remains in default.

   In February 2010, the Company borrowed $50,000 through the issuance of a note payable due in ninety days from the date of the loan with interest at 20%.  In March 2010, the Company prepaid $9,500 and paid $5,000 to settle all interest due on the note.

Note 7.  Liability for Unissued Shares

As of June 30, 2010, the liability for unissued shares consists of shares issuable to:

Investor relations firm	$173,000
Consultant for services as Company Officer	342,000
Acquisition of Intangibles – see Note 4	270,000
$785,000

In February 2010, the Company entered into a letter of engagement with investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community. The initial term of the agreement is ninety days and may be terminated by either party upon thirty days’ notice.   Pursuant to the agreement, the Company will issue up to 660,000 shares of our common stock in monthly installments of 55,000 during the first year of the agreement unless the agreement is terminated before the completion of the first year of the contract causing the monthly installments to end as of the termination date.  The Company recorded a non-cash charge of $118,000 and $173,000 during the three and six months ended June 30, 2010, respectively,  for the share issuances accrued during the applicable periods.

In May 2010, the Board of Directors awarded compensation in the form of options and shares of common stock to Board members for past services as well as for current Board service.  The Company is to issue to FSR, Inc. 650,000 shares of common stock for services rendered and to be rendered by the Company’s Chief Executive Officer and recorded a non-cash charge of $342,000 for the three and six month period ended June 30, 2010 as the shares were fully vested.  All other Board members were awarded options – see Note 8.

Note 8.  Stock Options

In May 2010, the Company granted options to purchase an aggregate of 4,600,000 shares of common stock at a $0.53 per share to directors and consultants, including options for 975,000 common shares for past services and the balance as compensation for current service as Board members. As of the time of issuance, the Company recorded non-cash compensation charges of $1.8 million as all grants were immediately vested. The options have a term of 5 years.

The fair value of option grants were estimated on the date of grant in May 2010 using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5years
Risk-free rate	2.36%

NOTE 9: Fair Value Measurements

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs (see Note 5).

Note 10. Subsequent Events .

Subsequent to June 30, 2010, the Company borrowed an additional $9,000 from LeadDog Capital LP with interest payable at 16% per year.  In August 2010, the Company and LDC agreed to an extension of the due date for certain of the indebtedness including amounts past due (See Note 5).

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("BioCube") for 2 million shares of common stock for Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance.

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

As of December 31, 2009, the Board of Directors and a majority of the Company’s shareholders authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of our resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action becomes effective on or about August 16, 2010 and, at that time, the Company will file the applicable Notice concerning the withdrawal with the Securities and Exchange Commission.

As a result of the decision to withdraw our election to be treated as a BDC to becoming an operating company, the fundamental nature of our business changes from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of our election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company has to consolidate its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Current Economic Environment

              The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies.  As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

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

Results of Operations

Three months ended June 30, 2010 versus three months ended June 30, 2009

Expenses during the three months ended June 30, 2010 aggregated $2.4 million versus $32,000 in the prior year period.  The 2010 period included non-cash charges of $2.2 million related to stock compensation and amortization of debt discount. and for shares to be issued in connection with a service agreement.  The non-cash charges relate fair value accounting for compensation through the use of stock and options and for the warrants issued in connection with debt issuances.  Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.

Other income during the 2010 period principally relates to fees earned from affiliate companies for interest net of the Company’s equity in the affiliates’ operating losses for the period.  There was no other income in the 2009 three month period.

Six months ended June 30, 2010 versus six months ended June 30, 2009

Expenses during the six months ended June 30, 2010 aggregated $2.6million versus $86,000 in the prior year period.  The 2010 period included non-cash charges of $2.3 million related to stock compensation and amortization of debt discount.  The non-cash charges relate fair value accounting for compensation through the use of stock and options and for the warrants issued in connection with debt issuances.  Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.

 Other income during the 2010 period principally relates to fees earned from affiliate companies for consulting fees and interest net of the Company’s equity in the affiliates’ operating losses for the period.  There was no other income in the 2009 three month period

LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2010, the Company had a negative working capital of $758,000 and a stockholders’ deficiency of $1.2 million. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $581,000 principally from a related party (net of repayments). The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its affiliate companies. The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The Company cash on hand at June 30, 2010 and December 31, 2009 was $3,875 and $4,187, respectively.

Operating cash flows:   We had no operating sources of cash in the 2010 and 2009 periods. Net cash used in operating activities for the six months ended June 30, 2010 was $211,000 as compared to $62,000 in the prior year period. The increase in the cash used in operating activities was the result of the increase in operating expenses in 2010 versus the prior year period.

Investing cash flows:   The Company used cash of $39,000 in connection with its affiliated companies in 2010 and had no similar expenditures in the 2009 period.

Financing cash flows:   Net cash generated from financing of $249,000 in 2010 consists of net proceeds from loans net of a repayment of $9,500.  Net cash provided by financing activities for the prior year was $65,000 which represents proceeds from a loan from a related party.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements.

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

Not applicable.

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

As of June 30, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010 there were no changes in our system of internal controls over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

Contrary to the Form 8-K that the Company filed on May 14, 2010, our former subsidiary BioCube, Inc. (“BioCube”) did not conclude an agreement with McCoy Enterprises LLC (“McCoy”) nor did the Company issue 300,000 shares to McCoy on behalf of BioCube.

Item 6.          Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2010.

Spring Creek Capital Corp.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer