Form 10-Q
period 2010-09-30
Spring Creek Healthcare Systems, Inc.
filed 2010-11-22
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00783

SPRING CREEK HEALTHCARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0496750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street Suite 2401 New York, N.Y.	10005
(Address of principal executive office)	(Zip Code)

(646) 896-3050
(Registrant’s telephone number, including area code)

Spring Creek Capital Corp.
(Former name, former address and former fiscal year, if changed since last report)

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
Yes   ☐     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 19, 2010 was 35,495,000.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$319	$4,187
Prepaid expenses	100	12,515
Total current assets	419	16,702

Investment in and advances to affiliated companies	240,000	39,945
Intangibles - net	352,157	-

TOTAL ASSETS	$592,576	$56,647

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$263,802	$119,013
Notes payable - related party - net of discount of $10,000 and $129,000	535,814	203,232
Notes payable	122,516	-
Total current liabilities	922,132	322,245

Liability for unissued shares	106,258

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized and 35,495,000 and 33,730,000
issued and outstanding	35,495	33,730
Additional paid-in capital	4,548,592	2,088,307
Deferred compensation	-	(9,340)
Deficit accumulated during the development stage	(4,899,901)	(2,378,295)
Accumulated other comprehensive loss	(120,000)
Total stockholders' deficiency	(435,814)	(265,598)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$592,576	$56,647

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CO NDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From inception (May 11, 2006) to September 30,
	2010	2009	2010	2009	2010

General and Administrative	$182,130	$71,238	$2,645,834	$153,463	$3,187,172
Interest	15,642	5,218	56,198	7,829	75,395
Amortization of debt discount	47,593	59,630	155,228	59,630	257,828
Finance costs	24,400	528,260	24,400	528,260	1,747,400
Total expenses	269,765	664,346	2,881,660	749,182	5,267,795

Other expense/( income)- related to affiliated companies	(359,583)	(15,420)	(360,054)	(15,420)	(2,851)

Net income (loss)	$89,818	$(648,926)	$(2,521,606)	$(733,762)	$(5,264,944)

Incom (loss) per share – basic and diluted	$0.00	$(0.02)	$(0.07)	$(0.02)

Weighted average shares outstanding	35,162,120	33,730,000	34,463,901	33,631,103

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Nine months ended		(May 11, 2006)
	September 30,		to September 30,
	2010	2009	2010
Cash Flows Used in Operating Activities
Net Loss	$(2,521,606)	$(733,762)	$(4,899,901)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	155,228	59,630	257,828
Equity in losses of unconsolidated subsidiaries	34,989	(36,955)	80,150
Gain on exchange in minority interest in BioCube, Inc.	(365,043)		(365,043)
Amortization of deferred compensation	9,340		13,450
Accrued interest – related party	52,362	7,904	71,559
Accrued interest	2,016		2,016
Services - noncash charges	2,232,908		2,232,908
Accrued fees from affiliates	(33,658)		(87,589)
Finance costs	24,400	528,260	1,747,400
Changes in operating assets and liabilities:
Accounts receivable		(12,920)
Prepaid expenses	12,415	(730)	(100)
Accounts payables and accrued expenses	163,471	13,624	291,337
Net Cash Used in Operating Activities	(233,178)	(174,949)	(655,985)
Cash Flows Used in Investing Activities
Loans to affiliated companies	(38,500)		(69,675)
Net Cash Used in Investing Activities	(38,500)		(69,675)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	142,310	176,669	524,479
Loans	130,000		130,000
Loan - repayment	(9,500)		(9,500)
Option exercise	5,000		5,000
Issuance of common stock			126,000
Repayment of related party loan			(50,000)
Net Cash Provided by Financing Activities	267,810	176,669	725,979
Net Increase (Decrease) in Cash	(3,868)	1,720	319
Cash at beginning of period	4,187	-	-
Cash at end of period	$319	$1,720	$319

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued in connection with:
Services	$517,200
Acquisition of intangibles	270,000
Settlement of payables	5,000	$3,275

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Deficit
					Accumulated	Accumulated
			Additional		Other	During	Total
	Common Stock		Paid -in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Gain	Stage	Deficiency
Shares issued to founders at $.01 per share	30,000,000	$30,000	-	-		-	$30,000
Net loss for period	-	-	-	-		$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-	-		(30,000)	-
Net loss for period	-	-	-	-		(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-	-		(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120	-		-	96,000
Net loss for period	-	-	-	-		(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120	-		(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200	-		-	28,050
Warrants issued inconnection with:
Consulting fees	-	-	13,450	$(13,450)		-	-
Finance Costs			1,723,000				1,723,000
Indebtedness			231,537				231,537
Amortization of deferred compensation	-			4,110			4,110
Net loss for period	-	-	-	-		(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	33,730	2,088,307	(9,340)		(2,378,295)	(265,598)
Issuance of common stock in connection with:
Exercise of warrants	500,000	500	4,500				5,000
Indebtedness	40,000	40	35,960				36,000
Services - Board	250,000	250	132,250				132,500
Services – other	675,000	675	384,025				384,700
Acquisition of intangibles	300,000	300	269,700				270,000
Issuance of options Board and officers			1,245,313				1,245,313
Consulting fees			388,537				388,537
Amortization of deferred compensation				9,340			9,340
Net loss for period						(2,521,606)	(2,521,606)
Unrealized loss on Investments					(120,000)		(120,000)
Total comprehensive loss							(2,641,606)
Balance – September 30, 2010	35,495,000	$35,495	$4,548,592	$-	$(120,000)	$(4,899,901)	$(435,814)

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC.  AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting young start-up and micro-cap companies with innovative concepts and launching their products and services utilizing the marketing distribution network of its principal subsidiary, Stratis Healthcare Inc. (“Stratis”).

Spring Creek was a closed-end management investment company which in April 2009 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940 (the “1940 Act”).  The Company was originally formed in May 2006 to engage in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, Spring Creek acquired or established its initial interests in healthcare companies by acquiring equity stakes in or starting development stage companies in this industry. The Company also completed two minority equity investments in companies that it believed to be strategic to its mission.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations the Company changed its name to Spring Creek Healthcare Systems, Inc. as of September 30, 2010.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw the Company’s election as a BDC under the 1940 Act necessitated a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company was required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  This change in the Company’s method of accounting could impact the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.  Accordingly, the Company has restated its financial statements for the three and nine periods ended September 30, 2009 to reflect the aforementioned method of accounting with the following impact on the reported results of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2009
Net increase in net assets resulting from
operations – as reported	$250,244	$165,408
Less: unrealized gains on investments	(899,170)	(899,170)
Net loss – as restated	$(648,926)	$(733,762)

Net income per share – basic and dilutive – as reported	$0.01	$0.01
Net loss per share – basic and dilutive – as restated	$0.02	$0.02

The Company intends to distribute and market products and technologies in the healthcare sector. Spring Creek’s principal operating subsidiary is Stratis Healthcare Inc.(“Stratis”).  Stratis’ primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of medical products throughout its portfolio.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

As of December 31, 2009, the Company has approximately $2.4 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 3,950,000 and 2,470,000 shares of common stock, respectively) are anti-dilutive, and has no impact on the three months ended September 30, 2010.

Note 3.  Investments in and Advances to Affiliated Companies

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("BioCube") for 2 million shares of common stock of Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance. The Company accounted for its investment in Alliance in accordance with FASB ASC Topic 320 - Investments and accordingly classified the investment as available for sale and recorded the investment at its fair value as of the acquisition date ($360,000) which resulted in a gain of $365,000.  Adjustments to the carrying value for subsequent changes in fair value is recorded as unrealized gains or losses in other comprehensive income in the consolidated statement of stockholders’ deficiency.  As a result of the decrease in the fair value as of September 30, 2010, the unrealized loss recorded during the period subsequent to July 12, 2010 through September 30, 2010 amounted to $120,000.

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

Advances:
Loans	$65,000
Management fees	30,000
Interest	4,000
Equity in losses	(17,000)
$82,000

Note 4.  Intangibles

Intangibles as of September 30, 2010 consist of the following:

License for “Insect Repellent Composition Containing Essential Oils” – see Note 3 above	$82,000
License for an oral spray technology for delivery of medications through the buccal mucosa – see below	270,000
Total	$352,000

On April 27 and May 19, 2010, the Registrant entered into licensing agreements with McCoy Enterprise, LLC (the “licensor”), whereby the Company exclusively licensed (i) an oral spray technology for delivery of over-the-counter and prescription medications including oral insulin through the buccal mucosa and (ii) a topical therapy treatment for open wounds such as venous statis or decubitus ulcers as well as the trade name “Debride” under which the treatment has been marketed, respectively.  The exclusive licenses include world-wide rights in perpetuity.  The licensor received as consideration for each license a 49% interest in each of 2 subsidiaries of the Company which will hold the marketing rights to any products developed utilizing each license.  In addition, the licensor also is to receive 300,000 shares of the Company’s common stock in connection with the buccal mucosa license.  The Company recorded the buccal mucosa license right as an Intangible valued at $272,000 based upon the fair value of the shares issued.

Note 5.  Notes payable - related party

During the year ended December 31, 2009, the Company borrowed an aggregate of $382,169 from LeadDog Capital LP (“LDC”) through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  In connection with the issuance of notes with a face value of $280,000, the Company granted the lender warrants to purchase 1,327,500 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 1,162,500 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LDC and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would be greater than 9.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $48,463 to the notes and $231,537 to the warrants. The warrants issued for services were expensed as financing fees of $1,723,000 in 2009.  During the three and nine months ended September 30, 2010 the Company recorded $31,000 and $119,000, respectively, and $60,000 in the 2009 periods, as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 116% and 141%; risk-free interest rate of 1.4% to 1.6%; expected life of 3 years and estimated dividend yield of 0%.

During the nine months ended September 30, 2010, the Company and its subsidiaries borrowed an additional $130,000 from LDC with interest payable at 16% per year.

In August 2010, LDC and the Company agreed to extend loans with aggregate principal outstanding of $390,666, including the past due loans amounting to $78,700, until June 1,2011 and adjusted the restriction on LDC and its affiliates concerning investment in the Company mentioned two paragraphs above from 4.9 % to 9.9% of the number of shares of common stock outstanding.

Note 6.  Note Payable

In April 2010, the Company received $80,000 in exchange for issuing a note in the principal amount of $80,000, due August 25, 2010 with interest at 10% per annum and 40,000 shares of common stock. The proceeds from issuance of the promissory note and common stock was allocated based upon their relative fair values. This allocation resulted in allocating $44,000 to the note and $36,000 to the shares. During the three and nine months ended September 30, 2010, the Company recorded $19,000 and$17,000, respectively, as expense related to the amortization of the debt discount.  As of September 30, 2010, the Company has not repaid the loan and is required to issue an additional 10,000 shares to the lender for each week the loan remains in default and as a result, the Company is obligated to issue 50,000 shares of common stock to the holder. The Company recorded a liability for shares required to be issued by charging finance costs for $24,400.

    In February 2010, the Company borrowed $50,000 through the issuance of a note payable due in ninety days from the date of the loan with interest at 20%.  In March 2010, the Company prepaid $9,500 and paid $5,000 to settle all interest due on the note but has not repaid the loan.

Note 7.  Liability for Unissued Shares

 As of September 30, 2010, the liability for unissued shares consists of shares issuable to:

Investor relations firm	$80,300
Debt holder – penalty for payment not made – Note 6	24,400
Settlement – for services rendered	1,558
$106,258

In February 2010, the Company entered into a letter of engagement with an investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community. The initial term of the agreement is ninety days and may be terminated by either party upon thirty days’ notice.   Pursuant to the agreement, the Company is to issue up to 660,000 shares of our common stock in monthly installments of 55,000 during the first year of the agreement unless the agreement is terminated before the completion of the first year of the contract causing the monthly installments to end as of the termination date.  The Company recorded a non-cash charge of $80,000 and $253,000 during the three and nine months ended September 30, 2010, respectively, for the share issuances accrued during the applicable periods.  The Company on November 9, 2010 terminated the agreement.

In May 2010, the Board of Directors awarded compensation in the form of options and shares of common stock to Board members for past services as well as for current Board service.  The Company issued to FSR, Inc. 650,000 shares of common stock for services rendered and to be rendered by the Company’s Chief Executive Officer and recorded a non-cash charge of $342,000 for the three and nine month period ended September 30, 2010 as the shares were fully vested.  All other Board members were awarded options – see Note 8.

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs (see Note 5) and the Company investment which was classified as available for sale and valued using Level 1 inputs (see Note 3.)

Note 10. Subsequent Events

Subsequent to September 30, 2010, the Company borrowed an additional $13,500 from LeadDog Capital LP with interest payable at 16% per year.

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

OVERVIEW

Spring Creek Healthcare Systems, Inc. (formerly Spring Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. We actively pursues emerging opportunities in the healthcare industry by selecting young start-up and micro-cap companies with innovative concepts and launching their products and services utilizing the marketing distribution network of its principal subsidiary, Stratis Healthcare Inc. (“Stratis”).

Spring Creek was a closed-end management investment company which in April 2009 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940 (the “1940 Act”).  The Company was originally formed in May 2006 to engage in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in our business plan to be a specialty investment company, the mining operations were discontinued.  We conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, we acquired or established its initial interests in healthcare companies by acquiring equity stakes in or starting development stage companies in this industry. We also completed two minority equity investments in companies that we believed to be strategic to our mission.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC. This decision was in part prompted by the actuality that the majority of the our resources were allocated to managing the operating activities of our holdings and, in addition, management found that we may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, we filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of our election to be a BDC. This action became effective on August 17, 2010 when we filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations we changed our name to Spring Creek Healthcare Systems, Inc. as of September 30, 2010.

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in the our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time it intends to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in value of our holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated our financial statements with our controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.  Accordingly, we have restated our financial statements for the three and nine periods ended September 30, 2009 to reflect the aforementioned method of accounting with the following impact on the reported results of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2009
Net increase in net assets resulting from
operations – as reported	$250,244	$165,408
Less: unrealized gains on investments	(899,170)	(899,170)
Net loss – as restated	$(648,926)	$(733,762)

Net income per share – basic and dilutive – as reported	$0.01	$0.01
Net loss per share – basic and dilutive – as restated	$0.02	$0.02

Business Plan

We intend to distribute and market products and technologies in the healthcare sector. Our principal operating subsidiary is Stratis Healthcare Inc. (“Stratis”).   Stratis’ primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow us to implement cost-effective solutions for the distribution of medical products throughout our portfolio.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Current Economic Environment

              The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies.  As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Since our formation we have not generated any revenues. The Company has not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While we have funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to us.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

Three months ended September 30, 2010 versus three months ended September 30, 2009

Expenses during the three months ended September 30, 2010 aggregated $270,000 versus $664,000 in the prior year period.   Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative support; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.  The 2010 period also included non-cash charges of $72,000 related to amortization of debt discount and finance costs as compared to $588,000 for noncash charges in the prior period. The non-cash charges principally relate to fair value accounting for the warrants issued in connection with debt issuances. The reduction in non-cash charges reflects the decrease in financings which included warrant inducements in the current period.

Other income during the 2010 period principally relates to the gain ($365,000) recorded related to the exchange of our interest in BioCube, Inc. for 2 million shares of Alliance Networks Communications Holdings, Inc. There was no other income in the 2009 three month period.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Expenses during the nine months ended September 30, 2010 aggregated $2.9 million versus $749,000 in the prior year period.  Our primary operating expenses include the payment of: (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative support; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.   The 2010 period included non-cash charges of $2.3 million related to stock and option awards and amortization of debt discount and finance costs as compared to $588,000 for these noncash charges in the prior period. The non-cash charges principally relate to fair value accounting for the stock and option awards for compensation and warrants issued in connection with debt issuances. The increase in non-cash charges principally resulted from the issuance of equity awards to compensate officers and other consultants for services to the Company.

 Other income during the nine month period for 2010 relates to the gain ($365,000) recorded related to the exchange of our interest in BioCube, Inc. for 2 million shares of Alliance Networks Communications Holdings, Inc. and for 2009 principally relates to fees earned from affiliate companies for consulting fees and interest net of the Company’s equity in the affiliates’ operating losses for the period.

LIQUIDITY AND CAPITAL RESOURCES

 As of September 30, 2010, the Company had a working capital deficiency of $922,000 and a stockholders’ deficiency of $436,000. Since inception, we generated net cash proceeds of $131,000 from equity placements and borrowed $595,000 principally from a related party (net of repayments). The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its affiliate companies. The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The Company cash on hand at September 30, 2010 and December 31, 2009 was $319 and $4,187, respectively.

Operating cash flows:   We had no operating sources of cash in the 2010 and 2009 periods. Net cash used in operating activities for the nine months ended September 30, 2010 was $233,000 as compared to $175,000 in the prior year period. The increase in the cash used in operating activities was the result of the increase in operating expenses in 2010 versus the prior year period.

Investing cash flows:   The Company used cash of $39,000 in connection with its affiliated companies in 2010 and had no similar expenditures in the 2009 period.

Financing cash flows:   Net cash generated from financing of $268,000 in 2010 principally consists of net proceeds from loans net of a repayment.  Net cash provided by financing activities for the prior year was $177,000 which represents proceeds from loans from a related party.

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements.

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

As of September 30, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2010.

Spring Creek Healthcare Systems, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer