Form 10-K
period 2010-12-31
Spring Creek Healthcare Systems, Inc.
filed 2011-04-15
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

$17,135,000

The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of April 11, 2011 was 36,493,893 shares.

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

None.

TABLE OF CONTENTS

PART I
Item 1.	Business	3

Item 1A	Risk Factors	6

Item 1B	Unresolved Staff Comments	10

Item 2.	Properties	10

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 8	Financial Statements and Supplementary Data	15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

Item 9A	Controls and Procedures	15

Item 9B.	Other Information	16

PART III
Item 10	Directors, Executive Officers and Corporate Governance	16

Item 11.	Executive Compensation	18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13.	Certain Relationships and Related Transactions and Director Independence	19

Item 14.	Principal Accountant Fees and Services	19
PART IV
Item 15.	Exhibits, Financial Statement Schedules	20

Index to Financial Statements		F - 1

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

Company Overview

Spring Creek Healthcare Systems, Inc.  (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting young start-up and micro-cap companies with innovative concepts and launching their products and services utilizing a marketing distribution network including one of its subsidiaries, Stratis Healthcare, Inc. (“Stratis”).

Spring Creek was a closed-end management investment company that in April 2009 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  The Company was originally formed in May 2006 to engage in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, Spring Creek acquired or established its initial interests in healthcare companies by acquiring equity stakes in or starting development stage companies in this industry. The Company also completed two minority equity investments in companies that it believed to be strategic to its mission.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations, the Company changed its name from Spring Creek Capital Corp. to Spring Creek Healthcare Systems, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in value of our holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated our financial statements with our controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Primary Strategy

 Our core strategy is to acquire or develop innovative solutions in the field of healthcare and to grow our business. To accomplish this, we will:

*        Actively pursue emerging opportunities in the healthcare sector with high growth potential;

*        Exploit our global marketing and distribution infrastructure to reach our target markets;

*        Establish trust in our brands in the minds of consumers;

*        Schedule the launch of our products and services to coincide with the most opportune periods; and

*        Increase our cash flow and profits.

In addition, we will need capital sufficient to maintain operations and complete acquisitions in order to advance our objectives.

Established Healthcare Market Network

We believe that, through the experience of our management and directors, we have solid channels through which we may distribute our products and substantial resources to potentially generate a number of new opportunities for our Company. However, there can be no guarantee such relationships will lead to the origination of new products, acquisitions, or investments.

Affiliate Companies

As of December 31, 2010, our subsidiaries included Stratis Healthcare (100% owned) DelRx Pharmaceuticals Corp. (51% owned), Debride Corp. (51% owned), and Ecological Solutions, Inc. (100%  owned).

DelRx Pharmaceuticals Corp. has developed a proprietary drug delivery technology for the transmucosal (the cavity between the cheek and gum) administration of large molecule drugs as a liquid dispersion, e.g., peptides like insulin, monoclonal, antibodies, hormones, vaccines and other proteins. Currently, these macro-molecular drugs cannot be administered orally, and are instead injected, usually with a needle and syringe or by intravenous infusion. Utilizing this innovative delivery system, DelRx can provide better stability and may reduce the side effects seen with certain nasal delivery and inhalation methods. Two initial product lines are planned based on DelRx Pharmaceuticals’ patented IP portfolio. The first is the buccal delivery of insulin and the second is for treatment of osteoporosis pain management with fentanyl citrate.

Debride Corp. has licensed a patent pending drug product which represents a fundamentally new combination approach to the topical treatment of open wounds such as diabetic foot ulcers, venous stasis or decubitus ulcers (bed sores). The product can be developed as a prescription drug for the treatment of bed sores but has potential in other clinical indications, even in over-the-counter concentrations that could be used to treat wounds, burns and various skin irritations including rashes and insect bites.

Ecological Solutions, Inc. has licensed the rights to manufacture a homeopathic insect repellent whose formulation is free of Deet. Deet is a commonly used ingredient in insect repellents which some consider to be too toxic for use on human skin.

Stratis Healthcare, Inc. will act as the principal conduit through which the distribution of healthcare products will flow to customers. Stratis’ primary business is to distribute licensed products from third parties or products developed by our affiliated companies to resellers and customers worldwide either directly, through distributors or through multi-channel resources. Stratis will use unrelated third parties to warehouse, provide inventory control/monitoring, and distribute these products. Systems and processes will be designed to be efficient and repeatable so as to allow us to implement cost-effective solutions for the distribution of medical products.

In March 2011, the Company added a new subsidiary, Sashiel Beauty, Inc. (51% owned), to its stable of affiliates.  Sashiel is unique in our portfolio, in that it represents the Company’s initial foray into the “Health and Beauty” segment of the healthcare market.  Sashiel specializes in developing premium cosmetic skincare products for effective skincare with a value oriented approach. Sashiel currently licenses two consumer products sold under the brand Reversital® - Microderma Stick® Face, Throat, Decolleté, and Microderma Stick® Body, Elbows, Feet. Microderma Stick® is a microdermabrasion resurfacing stick with active moisturizers made to cleanse, exfoliate, and moisturize all in one dial-up application. It is portable, easy to hold, and can reduce observable fine lines, wrinkles, acne scars, age spots, damage from UVA/UVB rays, skin discoloration and dry skin. The introductory product lines include a 2oz. resurfacing stick for sensitive and normal skin types and a 3oz. resurfacing stick for all skin types.

Products and Services

As of April 8, 2011, Spring Creek has 2 products readily available to be sold to consumers through Sashiel Beauty Inc., - Microderma Stick® 3 in 1 Face, Throat, Decolleté, and Microderma Stick®  3 in 1 Body, Elbows, Feet. These products are marketed under the Reversital® brand.
Other products in Spring Creek’s subsidiary portfolio include:  Eco-Solutions insect repellant product, which consists of a unique blend of essential oils and naturally occurring ingredients which contains no Deet in its formulation;  BioCube’s product CubeX, which consists of a mechanical aerosolizer designed to thoroughly sanitize sensitive materials or enclosed facilities; Debride’s topical therapy product, which represents a fundamentally new approach to the topical treatment of open wounds, and; DelRx’s drug delivery technology, for the transmucosal administration of large molecule drugs as a liquid dispersion.

While we believe Eco-Solutions and BioCube have healthcare related consumer solutions that may be near their respective launch dates, DelRx and Debride each have further necessary government approvals that will take an indeterminate period before we may see their products sold in the market. However, we believe the revenue potential for both DelRx and Debride have the potential to be materially significant to the future of Spring Creek.

Customers

It is our belief that our customer base will include principally institutional and retail healthcare providers. Institutional healthcare providers could potentially include acute care hospitals, health systems, long-term care and other alternate care pharmacies and providers of pharmacy services to such facilities, and physician offices. Retail healthcare providers can include national and regional retail drugstore chains, independent community pharmacies and pharmacy departments of supermarkets and mass merchandisers as well as other departments of mass discount retailers.

Competition

We face a highly competitive environment in the distribution of pharmaceuticals and related healthcare services. The largest national competitors are Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”).  We also compete with manufacturers who sell directly to customers, chain drugstores that manage their own warehousing, specialty distributors, and packaging and healthcare technology companies. In all areas, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support. In addition to these and other established institutions, there are a number of mid size and smaller public and private companies that have established themselves in different sectors of the healthcare field. These companies are striving to redefine themselves as market leaders in a mature marketplace, which tends to lead to innovative strategies and products that may change the dynamics of the healthcare market in unforeseen ways. It will be a continual challenge for us to stay ahead of these new technologies, in addition to finding ways to sell our products against brands that have established themselves in the minds of consumers.

In addition, our “Health and Beauty” products compete with cosmetic products sold through mass retailers, specialty boutiques, on infomercials, through the internet, door to door, and in large department stores. Our competitors include Avon, Procter and Gamble, Revlon, L’Oreal and many private label brands, amongst others.

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

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. In addition, the FDA Amendments Act of 2007(the “2007 Act”) requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act required the FDA to develop a standardized numerical identifier by April 1, 2010.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. Although there was substantial Federal legislation enacted during 2010 which impacted our healthcare system in the United States, we expect that the administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods in order to reform the healthcare system. Thus, we cannot predict the impact on us of the 2010 legislation and/or additional regulation governing the delivery or pricing of pharmaceutical products that may be passed.  Nor can we predict the impact on us of potential changes to the structure of the present healthcare delivery system, if any, when they may be adopted.

The costs associated with complying with federal and state regulations, which could also include those of the Federal Trade Commission, could be significant and the failure to comply with any such legal requirements could have a significant adverse impact on our results of operations and financial condition.

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

Employees

 We had no employees during the year ended December 31, 2010 although we utilized the services of several individuals on an interim basis including Kelly T. Hickel and Jan E. Chason, our Chief Executive Officer and Chief Financial Officer, respectively.  We anticipate making more formal arrangements with them and other needed executives and staff as our operations increase.

Research and Development Expenditures

We have not incurred any significant research or development expenditures since our incorporation although we have acquired rights to technology, including those connected to the products to be distributed by each of our subsidiaries.  These rights have been capitalized as intangibles and aggregate $352,000 as of December 31, 2010.

While we believe we have healthcare related consumer solutions that may be near their respective launch dates, DelRx and Debride each have further necessary government approvals that will take an indeterminate amount of time before we may see their products sold in the market.

Patents and Trademarks

The Company seeks to protect its innovations and developments by acquiring patent and trademark protection relevant to our business where possible.  The Company has and/or continues to seek, trademark and patent protection on certain of our products, including DelRx™,  Reversital®, and the technologies and processes by which DelRx and Debride products are manufactured.  However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.  Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents.  For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business.  We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm, or our inability to overcome the factors leading to such doubt, could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

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

We are a holding company with no business operations of our own and must rely on our subsidiaries or creditors to pay certain expenses.

Spring Creek is a holding company with no business operations of its own. Our only material asset is our investments in our subsidiaries. Our Company is dependent on the earnings, cash flow, dividends, or distributions from our subsidiaries which in one instance is a minority holding, or loans from creditors.

No guarantee of market acceptance.

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

Our strategy envisions expanding our business of developing proprietary solutions in the healthcare industry.  If we fail to do so, and thereafter to manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

*  meet our capital needs;
*  expand our systems effectively or efficiently or in a timely manner;
*  allocate our human resources optimally;
*  identify and hire qualified employees or retain valued employees; or
*  incorporate effectively the components of any products, services or businesses that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Uncertain outcomes during clinical testing.

Outcomes of clinical trials for new products, if required, may produce unexpected or undesired results that may either delay or entirely halt a product from reaching the market. This would materially impact our product development costs. If a product does not survive the clinical testing phase, our entire investment in that product would be invalidated and entirely negated. In addition, delays in clinical trials would mean our products would not reach our end users for an indeterminate period, which would negatively affect our revenue.

Clinical trials may be delayed for a variety of reasons, including but not limited to delays in obtaining a potential test site to commence or continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, and delays in recruiting patients to participate in a study.

We may not be able to adequately protect our technologies or intellectual property rights.

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

While we intend to concentrate on over-the-counter and nonprescription type healthcare products, the healthcare industry is generally subject to extensive regulatory requirements.  Many of these requirements result in significant costs that may adversely affect our business and financial results.  If we are unable to pass those costs on, it would negatively impact our profit margin.

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

Failure to comply with laws or government regulations could result in penalties.

Certain government requirements for technologies in the healthcare market may require licensure or mandatory minimum standards relating to the provision of services. Failure to comply with these requirements could materially affect our ability to expand into new or existing markets. Future regulatory developments may also cause disruptions to our operations.

Competition in health and beauty care products may have an adverse impact on our financial results.

The health and beauty care market is highly competitive, and we may be unable to sustain our business model in this industry. We compete against a healthy number of large and established brands, many of which have greater sources of capital and channels of distribution. In addition, many of these well-known competitive brands have significantly larger marketing budgets to promote their products, and have far more flexibility to respond to changing business and economic conditions than we do.

There is further risk in that our retail distributors, once established, frequently reassess the allocation of display space and could elect to reduce the display space allocated to our products, if our marketing strategies are less effective than planned, or if our products fail to connect with our target consumer.  Any significant loss of display space could have an adverse effect on our financial results.

RISKS RELATING TO OUR ORGANIZATION

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

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

There exist risks to stockholders relating to dilution: authorization of additional securities and reduction of percentage share ownership following investment.

To the extent that additional shares of common stock are issued, the stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services or additional capital . These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

RISKS RELATING TO OUR COMMON STOCK

Our stock price may be volatile.

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

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

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

To date there has been an illiquid trading market for our common stock on the OTC BB for companies that are current in their reporting obligations to the SEC. We cannot predict how liquid the market for our common stock might become. Although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should the Company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC BB or suspended from the OTC BB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any properties at this time.  It leases its headquarters at 120 Wall Street, Suite2401, New York, NY 10005.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Spring Creek’s common stock trades are traded on the OTC BB market under the symbol SCRK.   The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by the OTCBB market from January 1st, 2010 through December 31, 2010:

	High	Low
Fiscal Year 2010
First Quarter	$1.70	$0.85
Second Quarter	1.05	0.48
Third Quarter	0.62	0.48
Fourth Quarter	0.49	0.14

The per share closing sales price of the common stock as reported by the OTCQB on April 11, 2011, was $.07.   As of this date, there were approximately 35 holders of record of common stock and 36,493,893 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we would pay dividends in the near future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

Spring Creek Healthcare Systems, Inc.  (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting young start-up and micro-cap companies with innovative concepts and launching their products and services utilizing a marketing distribution network including one of its subsidiaries, Stratis Healthcare, Inc. (“Stratis”).

Spring Creek was a closed-end management investment company that in April 2009 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  The Company was originally formed in May 2006 to engage in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in our business plan to be a specialty investment company, the mining operations were discontinued.  We conducted operations as a BDC from April 23, 2009 through December 31, 2009. During this time, we acquired or established the Company’s  initial interests in healthcare companies by acquiring equity stakes in or starting development stage companies in this industry. We also completed two minority equity investments in companies that we believed to be strategic to our mission.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC. This decision was in part prompted by the actuality that the majority of the our resources were allocated to managing the operating activities of our holdings and, in addition, management found that we may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, we filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of our election to be a BDC. This action became effective on August 17, 2010 when we filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in the Company’s operations we changed our name from Spring Creek Capital Corp. to Spring Creek Healthcare Systems, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the  operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in value of our holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated our financial statements with our controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Business Plan

 Our core strategy is to acquire or develop innovative solutions in the field of healthcare and to grow our business. To accomplish this, we will:

*        Actively pursue emerging opportunities in the healthcare sector with high growth potential;

*        Exploit our global marketing and distribution infrastructure to reach our target markets;

*        Establish trust in our brands in the minds of consumers;

*        Schedule the launch of our products and services to coincide with the most opportune periods; and

*        Increase our cash flow and profits.

In addition, we will need capital sufficient to maintain operations and complete acquisitions in order to advance our objectives.

We believe that, through the experience of our management and directors, we have solid channels from which we may distribute our products and substantial resources to potentially generate a number of new opportunities for our Company. However, there can be no guarantee such relationships will lead to the origination of new products, acquisitions, or investments.  Our current product lines include:

DelRx Pharmaceuticals has developed a proprietary drug delivery technology for the transmucosal (the cavity between the cheek and gum) administration of large molecule drugs as a liquid dispersion, e.g., peptides like insulin, monoclonal, antibodies, hormones, vaccines and other proteins.  Currently, these macro-molecular drugs cannot be administered orally, and are instead injected, usually with a needle and syringe or by intravenous infusion. Utilizing this innovative delivery system, DelRx can provide better stability and may reduce the side effects seen with certain nasal delivery and inhalation methods. Two initial product lines are planned based on DelRx Pharmaceuticals’ patented IP portfolio. The first is the buccal delivery of insulin and the second is for treatment of osteoporosis pain management with fentanyl citrate.

Debride has licensed a patent pending drug product which represents a fundamentally new combination approach to the topical treatment of open wounds such as diabetic foot ulcers, venous stasis or decubitus ulcers (bed sores). The product can be developed as a prescription drug for the treatment of bed sores but has potential in other clinical indications, even in over-the-counter concentrations that could treat wounds, burns and various skin irritations, including rashes and insect bites.

Ecological Solutions has licensed the rights to manufactures a homeopathic insect repellent whose formulation is free of Deet. Deet is a commonly used ingredient in insect repellents that some consider to be too toxic for use on human skin.

In March 2011, the Company made its initial foray into the “Health and Beauty” segment of the healthcare market and formed a partially-owned subsidiary, Sashiel Beauty, Inc.  Sashiel will specialize in developing premium cosmetic skincare products for effective skincare with a value oriented approach.  Sashiel currently licenses two consumer products sold under the brand Reversital® - Microderma Stick® Face, Throat, Decolleté, and Microderma Stick® Body, Elbows, Feet. Microderma Stick® is a microdermabrasion resurfacing stick with active moisturizers made to cleanse, exfoliate, and moisturize all in one dial-up application.  It is portable, easy to hold, and can reduce observable fine lines, wrinkles, acne scars, age spots, damage from UVA/UVB rays, skin discoloration and dry skin. The introductory product lines include a 2oz. resurfacing stick for sensitive and normal skin types and a 3oz. resurfacing stick for all skin types.

Current Economic Environment

              The U.S. economy is currently in a recession. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies.  As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.  Since our formation, we have not generated any revenues. The Company has not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While we have funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to us.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December31, 2009

Expenses during the year ended December 31, 2010 aggregated $3.1 million versus $2.3 million in the prior. Other income during 2010 principally relates to the gain on the sale of our minority interest in an affiliate.

 Our primary operating expenses include the payment of:  (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows:  $2.6 million (2010) principally related to non-cash compensation and $1.8 million (2009) principally related to finance costs. The non-cash charges principally relate to fair value accounting for the stock and option awards for compensation and warrants issued in connection with debt issuances. The increase in non-cash charges in 2010 resulted from the issuance of equity awards to compensate officers and other consultants for services to the Company. The decrease in cash used in operations was the result of a reduction in the use of professionals due to the change in from the BDC status.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2010, the Company had a negative working capital of $925,000 and a stockholders’ deficiency of $595,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $494,000 from a related party (net of a repayment of $50,000) and from others $120,500 (net of repayment of $9,500). The Company has not as yet attained a level of operations that allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund the development of our new product lines. The report of our auditors on our financial statements for the year ended December 31, 2010 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cash Flows

The Company’s cash on hand at December 31, 2010 and, 2009 was $1,000 and $4,000, respectively.

Operating cash flows:   We had no operating sources of cash in 2010 and 2009.  The decrease in the cash used in operations in 2010 versus the prior year principally relates to the reduction in the expense related to consultants as a result of the discontinuance of the BDC status.

Investing cash flows:   The Company used cash of $39,000 (2010) and $40,000 (2009) in connection with its affiliated companies.

Financing cash flows:   Net cash generated from financing of $283,000, in 2010, principally consists of net proceeds from loans, including $162,000 from a related party.  Net cash provided by financing activities for the prior year was $332,000, which represents proceeds from loans from a related party, net of a repayment of $50,000.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

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

Application of the cost method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments, the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion, it may decide to write down all or part of the investment.

The Company has recorded as intangibles amounts representing the rights we have obtained to technology, know-how, trademarks and etc. based upon the amounts the Company had previously recorded for the assets exchanged for the rights or the market value of its common stock given as consideration.  In the opinion of management the valuation of the assets given in exchange for the rights are representative of the value as the assets and based upon the Company’s current plans for these rights there has been no diminution in their value.

 We used the Black-Scholes option pricing model to determine the fair value of stock options in connection with stock based compensation charges as well as certain finance cost charges when we issued warrants in connection with the issuance of indebtedness.. The determination of the fair value of stock-based payment awards or warrants on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Due to our limited history as a public company, we have estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our intent not to issue a dividend as a dividend policy. Due to our limited operating history, management estimated the term to equal the contractual term.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

As of December 31, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.  Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (“GAAP”) and tax accounting expertise.  This control deficiency did not result in audit adjustments to the Company’s 2010 annual or interim financial statements.  However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2010 are as follows:

Name	Age	Position with Company

Kelly T. Hickel	69	Chairman of the Board and CEO
Jan E. Chason	65	Chief Financial Officer and Director
Glenn T. Hall*	57	Director
Robert I. Hanfling	72	Director
Richard P. Rifenburgh	79	Director
          _____
          *- Resigned – February 20, 2011

Our directors hold office for one- year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Biographies

KELLY T. HICKEL has been the Chairman and CEO of the Company since January 2009.  Mr. Hickel was also, from June 2008 to February 23, 2011, the Chairman and CEO of United Health Products, Inc.  Mr. Hickel is also the CEO and Chairman of TheraBiogen, Inc. since August 2008.   From February of 2001 until he resigned in June 2006, Mr. Hickel was the Chairman of Paradise Music & Entertainment, Inc.    Mr. Hickel was Chairman and Chief Restructuring Officer of the Tyree Company in Farmingdale, New York from 2005 to 2006.  Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has also attended course work at Columbia University.

Mr. Hickel has held positions in public companies since 1969. These positions have included everything from Salesman to Sales Manager, Vice President of Sales to International Market Development, President, Chief Executive Officer and Chairman. Through his extensive financial experience, he has also acted as Chief Financial Officer for a number of these public corporations. These corporations have ranged in revenue of less than 1 million dollars per year to as much as 600 million dollars per year.

JAN E. CHASON was appointed Chief Financial Officer of the Company in November 2009 and a member of the Board in April 2010. He is also the Chief Financial Officer of United Health Products, Inc. and a member of its Board of Directors from October 2009 and November 2009, respectively. Mr. Chason was also the Chief Financial Officer of Alliance Network Communications Holdings, Inc. from September 2009 through July 2010 and several other publicly-owned companies, including Halcyon Jets Holdings, Inc. (August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2008) and Majesco Entertainment Company (January 2003 to January 2006).  Mr. Chason was formerly a partner at Ernst & Young from 1982 to 1994.  Mr. Chason, 65, is a certified public accountant and has a Bachelor of Business Administration from City College of New York.

Since 1994, Mr. Chason has been a senior financial officer of ten public companies that ranged from development stage to mature operating companies with revenues ranging from $10 million to $1.6 billion.  During his 25 year career in public accounting, Mr. Chason provided assurance services to both publicly-owned as well as privately-own enterprises.

GLENN T. HALL was a member of the Board of Directors since April 2009 until he resigned as a Director on February 23, 2011.  He is a veteran financial intermediary and held various positions in the banking and finance industry.  He is a graduate of Fairleigh Dickenson University with a B.S. in Accounting.

Mr. Hall has held many positions at leading banks before leaving banking to start an international private investment banking company specializing in commercial, real estate and international lending. He has arranged a significant number of commercial and real estate loans and mortgages.  Additionally, Mr. Hall has been intimately involved in establishing public companies and remains active as a member of the boards of directors of several companies including a not for profit organization.

ROBERT I. HANFLING has been a member of the Board of Directors since May 2010.  From February, 2005 until August, 2008 Mr. Hanfling served as President, Chief Operating Officer and other senior management positions with Evergreen Energy, Inc.  Since 2008, he consulted to and/or helped start many different companies: Constellation Energy; EARTH; The Water Company; Astreka; Silver Bullet; W2E3; and a few other start-ups. Mr. Hanfling is also an advisor to  the U.S. Department of Energy on energy and nuclear non-proliferation issues and serverd as the Chairman of NextGen, a not for profit council that reviewed the future electricity needs of the western United States.

Mr. Hanfling is an experienced advisor and consultant with diversified corporate and public sector expertise focused primarily on energy policy as well as technology.

RICHARD P. RIFENBURGH has been a member of the Board of Directors since April 2009.  He has also been a member of the Board of Directors of United Health Products, Inc. since June 2008.  Since June 2008 Mr. Rifenburgh has served as the Chairman of Board of Directors of Paradise Music and Entertainment, Inc. and previously was its Vice Chairman. Mr. Rifenburgh has been an officer and/or director of many public companies since 1969.  Mr. Rifenburgh attended Wayne University, majoring in Electrical Engineering.

Mr. Rifenburgh has been Chairman and/or President and CEO of eleven public companies since 1969.  Three of these companies have been NYSE companies and have ranged in size from $12M to $600M in sales.  Mr. Rifenburgh has also been a director, often as independent board chairman or chairman of the audit committee, of a number of other public and private companies.

In May 2010, the Company elected Randall E. McCoy and Joseph P. Connell to the Board of Directors.  Mr. McCoy and his affiliates are also 49% owners of our subsidiaries Debride Corp. and DelRx Pharmaceutical Corp.  Mr. McCoy and Mr. Connell resigned as Directors in July and December 2010, respectively.

 Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance also insures us against losses that we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer and persons performing similar functions.. Our Code of Ethics is available as Exhibit 14 to this Annual Report on Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review, we believe that, during fiscal 2010, all of our current officers and directors were late in complying with the applicable filing requirements and that former officers and directors and greater than ten percent owners have not complied with the applicable filing requirements.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to Spring Creek Healthcare Systems, Inc. Board of Directors, c/o Jan E. Chason, Chief Financial Officer, 120 Wall Street, Suite 2401, New York, NY 10005.  Mr. Chason will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Chief Financial Officer has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during each of the years   during the period ended December 31, 2009  to our principal officers although no executive earned over $100,000 in cash in each year.

NAME AND PRINCIPAL	FISCAL			OTHER ANNUAL		RESTRICTED STOCK		SECURITIES UNDERLYING		LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION		AWARD(S)		OPTIONS/SARS		PAYOUTS	COMP.
		($)	($)	($)		($)		(#)		($)	($)

Kelly T. Hickel	2010	-0-	-0-	-0-	*	-0-	*	-0-	*	-0-	-0-
(Principal Executive	2009	-0-	0	-0-	*	-0-		-0-		-0-	-0-
Officer)

Jan E. Chason	2010	-0-	0	60,000	*	-0-		950,000		0	0
(Chief Financial	2009	-0-	0	30,000	**	-0-		-0-		0	0
Officer)

Robert Hipple	2009	-0-	0	62,000	***	-0-		-0-		0	0

*   - Compensation of $60,000 was accrued to FSR, Inc. for Mr. Hickel’s services in each of 2010 and 2009. In 2010, FSR was granted 650,000 shares and options to purchase 125,000 shares of common stock for the services of the CEO.
** - Mr. Chason was appointed Chief Financial Officer on November 20, 2009. Amounts reported have been accrued for Mr. Chason’s services in each of  2010 and 2009 and are based upon an informal arrangement until the Company establishes a compensation program for its officers and directors.
*** Mr. Hipple served as an interim Chief Financial Officer until June 2009 and his services were contracted for with CF Consulting, LLC.

Directors' Compensation

The Company adopted a Director compensation program in 2010 and awarded 650,000 shares and options to purchase 125,000 shares to its CEO and options to purchase 950,000 and 500,000 shares to the Company’s CFO and to each member of the Board, respectively. In addition, Mr. Hall was awarded 100,000 shares for his prior service as a Board member.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set out below is the ownership, as of April 11, 2011, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, named executive officers and our executive officers and directors as a group. The address of each of the stockholders listed below, except as noted, is c/o Spring Creek Healthcare Systems, Inc., 120 Wall Street, Suite 2401, New York, New York 10005. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  To our knowledge, there are not any pending or anticipated arrangements that may cause a change in control of the Company.

Name and Address	Number of Common Shares Entitled to Vote		Percentage of Total Voting Capital Stock(1)
Kelly T. Hickel, Chief Executive Officer and Director	-	(2)
Jan E. Chason, Chief Financial Officer and Director	950,000	(3)	2.6%
Richard F. Rifenburgh, Director	600,000	(4)	1.6
Glenn T. Hall, Director	650,000	(4)	1.8
Robert I. Hanfling, Director	500,000	(4)	1.4
Lawler & Associates, PLC 29377 Rancho California Rd., Suite 204 Temecula, CA 92591	8,549,000	(5)	18.9%
Executive Officers and Directors As A Group	2,700,000	(2)	6.9%
——————
(1)
Applicable percentage of total voting stock is based on 36,493,893 shares of Common Stock issued and outstanding on April 11, 2011. We have determined the number of shares beneficially owned by each stockholder under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 11, 2011 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

(2)
Excludes 1,050,000 shares of common stock and currently exercisable options to purchase 125,000 shares of common stock and 650,000 of common stock to be issued to FSR, Inc. Compensation for services rendered by Mr. Hickel is paid to FSR, Inc.

(3)	Includes currently exercisable options to purchase 950,000 shares of common stock.
(4)	Includes currently exercisable warrants to purchase 500,000 shares of common stock.
(5)	Lawler & Associates disclaims beneficial ownership of these shares as it is holding them in trust for certain clients.
*	Less than 1% of the total share outstanding.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2010, we borrowed an aggregate of $162,000 from LeadDog Capital LP through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  LeadDog Capital LP and its affiliates, including Roadrunner Capital Group, LLC, are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the “1934 Act”)), of the Company’s common stock, which would be greater than 9.9% of the number of shares of common stock outstanding.

Except for the foregoing, none of our directors, officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, independent registered public accountants were engaged in February 2010 and has performed the audits of our 2010 and  2009 financial statements.   The following table sets forth the fees billed by our independent accounting firms for each of our last two fiscal years for the categories of services indicated.
	Year Ended December 31,
	2010	2009

Audit fees	$25,000	$18,000
Audit-related fees	15,000	2,000
Tax fees	0	0
All other fees	0	0

Audit fees  consist  of fees  related  to  professional  services  rendered  in connection with the audit of our annual financial statements. Audit related fees relate to professional services rendered in connection with the review of the quarterly financial statements.

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

(3)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

Exhibit Number	Description

3(i)	Articles of Incorporation of the Company dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

14	Code of ethics (2)

21	Subsidiaries of the registrant

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.
(2)	Incorporated by reference to the Company’s Annual report on Form 10-K filed with the SEC on April 16, 2010.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

Dated: April 15, 2011	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer and Director

Dated: April 15, 2011	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director

Dated: April 15, 2011	/s/ Robert Hanfling
Robert Hanfling
Director

Dated: April 15, 2011	/s/ Richard Rifenburgh
Richard Rifenburgh
Director

SPRING CREEK HEALTHCARE SYSTEMS, INC
.(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spring Creek Healthcare Systems, Inc.
(A Development Stage Company):

We have audited the accompanying consolidated balance sheets of Spring Creek Healthcare Systems, Inc. (a Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (May 11, 2006) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Spring Creek Healthcare Systems, Inc. for the periods from inception (May 11, 2006) to December 31, 2008.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts for the period of inception to December 31, 2008 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Healthcare Systems, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred losses from operations since its inception and has a net stockholders’ deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Co.

Somerset, New Jersey
April 15, 2011

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$1,083	$4,187
Prepaid expenses	4,301	12,515
Total current assets	5,384	16,702

Available for sale securities	60,000	-
Intangibles	352,157	-
Investment in and advances to affiliated companies		39,945

TOTAL ASSETS	$417,541	$56,647

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$308,952	$119,013
Notes payable - related party - net of discount of $ 2,622 and $128,937	581,132	203,232
Notes payable	40,500	-
Total current liabilities	930,584	322,245

Liability for unissued shares	81,858	-

STOCKHOLDERS' EQUITY/(DEFICIENCY)
Common stock, par value $.001 per share; 75,000,000
shares authorized and 36,240,714 (2010) and 33,730,000
(2009) issued and outstanding	36,241	33,730
Additional paid-in capital	4,734,275	2,088,307
Deferred compensation	-	(9,340)
Accumulated deficit during the development stage	(5,065,417)	(2,378,295)
Accumulated other comprehensive loss	(300,000)	-
Total stockholders' (deficiency)	(594,901)	(265,598)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIENCY)	$417,541	$56,647

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From inception
	Year Ended		(May 11, 2006)
	December 31,		to December
	2010	2009	31, 2009

Expenses

General and administrative	$2,726,114	$414,838	$3,267,452
Interest	63,399	19,197	82,596
Amortization of debt discount	161,379	102,600	263,979
Finance costs	101,844	1,723,000	1,824,844
Total expenses	3,052,736	2,259,635	5,438,871

Other income – principally gain on sale of equity investment in 2010	(365,614)	(7,840)	(373,454)

Net loss	$(2,687,122)	$(2,251,795)	$(5,065,417)

Loss per share - basic and diluted	$(0.08)	$(0.07)

Weighted average shares outstanding	34,758,526	33,656,099

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid -in	Deferred	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Stage	Equity

Shares issued to founders at $.01 per share	30,000,000	$30,000	-	-	-	$30,000

Net loss	-	-	-	-	$(30,000)	(30,000)

Balance - December 31, 2006	30,000,000	30,000	-	-	(30,000)	-

Net loss	-	-	-	-	(23,655)	(23,655)

Balance - December 31, 2007	30,000,000	30,000	-	-	(53,655)	(23,655)

Shares issued at $.033 per share	2,880,000	2,880	$93,120	-	-	96,000

Net loss	-	-	-	-	(72,845)	(72,845)

Balance - December 31, 2008	32,880,000	32,880	93,120	-	(126,500)	(500)

Shares issued in settlement of payables	850,000	850	27,200	-	-	28,050

Warrants issued inconnection with:
Consulting fees	-	-	13,450	$(13,450)	-	-
Finance Costs			1,723,000			1,723,000
Indebtedness			231,537			231,537

Amortization of deferred compensation	-			4,110		4,110

Net loss	-	-	-	-	(2,251,795)	(2,251,795)

Balance - December 31, 2009	33,730,000	$33,730	$2,088,307	$(9,340)	$(2,378,295)	$(265,598)
Common stock issued in connection with:
Exercise of warrants	500,000	500	4,500			5,000
Indebtedness	785,714	786	221,643			222,429
Services – Board	250,000	250	132,250			132,500
Services –other	675,000	675	384,025			384,700
Acquisition of intangibles	300,000	300	269,700			270,000
Issuance of options Board and officers			1,245,313			1,245,313
Consulting fees			388,537			388,537
Amortization of deferred compensation				9,340		9,340
Net loss					(2,687,122)	(2,687,122)
Unrealized loss on investments available for sale						(300,000)
Total comprehensive loss						(2,687,122)
Balance – December 31, 2010	36,240,714	$36,241	$4,734,275	$-	$(5,065,417)	$(594,901)

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
			(May 11, 2006)
	Year Ended December 31,		to December
	2010	2009	31, 2010
Cash Flows Used in Operating Activities
Net Loss	$(2,687,122)	$(2,251,795)	$(5,065,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	161,379	102,600	263,979
Equity in losses of unconsolidated subsidiaries	34,989		34,989
Gain on exchange of minority interest in BioCube, Inc.	(365,043)		(365,043)
Amortization of deferred compensation	9,340	4,110	13,450
Accrued interest – related party	71,729	17,697	89,426
Accrued interest	4,800	1,500	6,300
Services – noncash charges	2,232,908		2,232,908
Accrued fees from affiliates	(33,658)		(33,658)
Finance costs	101,629	1,723,000	1,824,844
Changes in operating assets and liabilities:
Prepaid expenses	8,214	(12,515)	(4,301)
Accounts payables and accrued expenses	213,621	127,366	341,487
Net Cash Used in Operating Activities	(247,214)	(288,037)	(661,251)
Cash Flows Used in Investing Activities
Loans to affiliated companies	(38,500)	(39,945)	(78,445)
Net Cash Used in Investing Activities	(38,500)	(39,945)	(78,445)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	162,110	382,169	544,279
Loans	130,000		130,000
Loan – repayment	(9,500)		(9,500)
Issuance of common stock			126,000
Repayment of related party loan		(50,000)	(50,000)
Net Cash Provided by Financing Activities	282,610	332,169	740,779
Net Increase in Cash	(3,104)	4,187	1,083
Cash at beginning of period	4,187	-	-
Cash at end of period	$1,083	$4,187	$1,083

Supplemental Disclosures

Non-cash investing and financing activities

Common stock issued in connection with
Services	$517,200	13,450
Acquisition of intangibles	270,000
Settlement of payables	5,000	$28,050

Issuance of options and warrants for services	1,633,850	1,723,000

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting young start-up and micro-cap companies with innovative concepts and launching their products and services utilizing the marketing distribution network of its principal subsidiary, Stratis Healthcare, Inc. (“Stratis”).

Spring Creek was a closed-end management investment company which in April 2009 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  The Company was originally formed in May 2006 to engage in the exploration of mineral properties for copper and other metals; however, as a result of the April 2009 change in business plan to be a specialty investment company, the mining operations were discontinued.  The Company conducted operations as a BDC from April 23, 2009 through December 31, 2009.  During this time, Spring Creek acquired or established its initial interests in healthcare companies by acquiring equity stakes in or starting development stage companies in this industry. The Company also completed two minority equity investments in companies that it believed to be strategic to its mission.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders.  Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC.  This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission.  Further, in recognition of the change in its operations, the Company changed its name to Spring Creek Healthcare Systems, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw the Company’s election as a BDC under the 1940 Act necessitated a significant change in the Company’s method of accounting.  The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company was required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  This change in the Company’s method of accounting could impact the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in the value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The Company intends to distribute and market products and technologies in the healthcare sector.  Spring Creek’s principal operating subsidiary is Stratis, whose primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources.  Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of medical products throughout its portfolio.   In 2010, the Company incorporated 2 new subsidiaries that are 51%-owned by the Company to market the products obtained through licensing arrangements for an oral spray technology for delivery of over-the-counter and prescription medications, including oral insulin through the buccal mucosa, and a topical therapy treatment for open wounds such as venous statis or decubitus ulcers.  In March 2011, the Company agreed to license the rights to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions.  Once the Company begins its commercialization of these rights, the Company will terminate the development stage presentation for its consolidated financial statements.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2.  Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of the dates and for the fiscal years indicated.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry and any other parameters used in determining these estimates, could cause actual results to differ.

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

Application of the cost method requires the Company to periodically review its investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment.  While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management.  These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments, the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion, it may decide to write down all or part of the investment.

Securities Held for Sale

The company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding gains or losses on such securities are charged to or credited to other comprehensive income.

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

As of December 31, 2010, the Company has approximately $5.1million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 3,950,000 and 2,470,000 shares of common stock, respectively) are anti-dilutive, and has no impact on the consolidated results of operations presented.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

During the fiscal first quarter of 2010, the Company adopted the FASB standard related to variable interest entities.

During the fiscal first quarter of 2010, the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements.

The adoption of each of the above standards did not have a material impact on the Company’s results of operations, cash flows or financial position.

Recently Issued Accounting Standards,
Not Adopted as of December 31, 2010

During the fiscal first quarter of 2010 the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.

During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

The adoption of these standards is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3.  Available for Sale Securities

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("BioCube") for 2 million shares of common stock of Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance. Alliance subsequently changed its name to BioCube, Inc.  The Company accounted for its investment in Alliance in accordance with FASB ASC Topic 320 - Investments and accordingly classified the investment as available for sale and recorded the investment at its fair value as of the acquisition date ($360,000), which resulted in a gain of $365,000.  Adjustments to the carrying value for subsequent changes in fair value are recorded as unrealized gains or losses in other comprehensive income in the consolidated statement of stockholders’ deficiency.  As a result of the decrease in the fair value during the period subsequent to July 12, 2010 through December 31, 2010, the Company recorded an unrealized loss of $300,000.

Note 4.  Intangibles

Intangibles as of December 31, 2010 consist of the following:

License for “Insect Repellent Composition Containing Essential Oils”	$82,000
License for an oral spray technology for delivery of medications through the buccal mucosa	270,000
Total	$352,000

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
$82,000

On April 27 and May 19, 2010, the Registrant entered into licensing agreements with McCoy Enterprise, LLC (the “licensor”), whereby the Company exclusively licensed (i) an oral spray technology for delivery of over-the-counter and prescription medications, including oral insulin through the buccal mucosa and (ii) a topical therapy treatment for open wounds such as venous statis or decubitus ulcers.  The exclusive licenses include world-wide rights in perpetuity.  The licensor received as consideration for each license a 49% interest in each of 2 subsidiaries of the Company, which will hold the marketing rights to any products developed utilizing each license.  In addition, the licensor also is to receive 300,000 shares of the Company’s common stock in connection with the buccal mucosa license.  The Company recorded the buccal mucosa license right as an Intangible valued at $270,000 based upon the fair value of the shares issued.

Note 5.  Notes payable - related party

During the years ended December 31, 2010 and 2009, the Company borrowed an aggregate of $162,110 and $382,169 from LeadDog Capital LP (“LDC”) through issuances of notes payable for periods of 6 to 27 months with interest payable at 16% per year.  In 2009, in connection with the issuance of notes with a face value of $280,000, the Company granted the lender warrants to purchase 1,327,500 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 1,162,500 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LDC and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the “1934 Act”)), of the Company’s common stock which would be greater than 9.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $48,463 to the notes and $231,537 to the warrants. The warrants issued for services were expensed as financing fees of $1,723,000 in 2009.  During 2010and 2009, the Company recorded $161,000 and $103,000, respectively, as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 116% and 141%; risk-free interest rate of 1.4% to 1.6%; expected life of 3 years and estimated dividend yield of 0%.

In August 2010, LDC and the Company agreed to extend loans with aggregate principal outstanding of $390,666, including the past due loans amounting to $78,700, until June 1, 2011 and adjusted the restriction on LDC and its affiliates concerning investment in the Company mentioned two paragraphs above from 4.9 % to 9.9% of the number of shares of common stock outstanding.

Note 6.  Note Payable

In April 2010, the Company received $80,000 in exchange for issuing a note in the principal amount of $80,000, due August 25, 2010 with interest at 10% per annum and 40,000 shares of common stock. The proceeds from issuance of the promissory note and common stock was allocated based upon their relative fair values. This allocation resulted in allocating $44,000 to the note and $36,000 to the shares. During the period that the note was to be outstanding during 2010, the Company recorded $19,000 and $17,000, respectively, as expense related to the amortization of the debt discount.  In December 2010, the Company agreed to issue 465,714 shares of its common stock in order to liquate the indebtedness, including accrued interest of $5,000 and, in addition, 140,000 shares of common stock in accordance with the penalty provisions for late repayment of the note.  As a result, the Company recorded a charge of $102,000 as a finance cost in 2010.

     In February 2010, the Company borrowed $50,000 through the issuance of a note payable due in ninety days from the date of the loan with interest at 20%.  In March 2010, the Company prepaid $9,500 and paid $5,000 to settle all interest due on the note but has not repaid the balance of the loan through April 15, 2011.

Note 7.  Liability for Unissued Shares

  As of December 31, 2010, the liability for unissued shares consists of shares issuable to:

Investor relations firm	$80,300
Settlement – for services rendered	1,558
$81,858

In February 2010, the Company entered into a letter of engagement with an investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community.  The initial term of the agreement was ninety days and may be terminated by either party upon thirty days’ notice.   Pursuant to the agreement, the Company is to issue up to 660,000 shares of our common stock in monthly installments of 55,000 during the first year of the agreement unless the agreement is terminated before the completion of the first year of the contract causing the monthly installments to end as of the termination date.  The Company recorded a non-cash charge of $ $253,000 during 2010for the share issuances or shares to be issued.  On November 9, 2010, the Company terminated the agreement and has not issued the balance of the shares due for a portion of the period prior to termination.

Note 8.  Stock Options

In May 2010, the Company granted options to purchase an aggregate of 4,600,000 shares of common stock at a $0.53 per share exercise price to directors and consultants, including options for 975,000 common shares for past services and the balance as compensation for current service as Board members.  As of the time of issuance, the Company recorded non-cash compensation charges of $1.8 million as all grants were immediately vested.  The options have a term of 5 years.

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis values the Company investment which was classified as available for sale and valued using Level 1 inputs (see Note 3.)

Note 10. Subsequent Events

In March 2011, the Company entered into a ten-year licensing agreement with M-Solo International, Inc.,(the “licensor”), whereby the Company licensed the right to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions.   The license is exclusive for the United States mass consumer market.  The licensor received as consideration for the license 300,000 shares of the Company’s common stock; a 49% interest in a subsidiary of the Company which will hold the marketing rights to any products developed utilizing the license and a royalty of 5 % of net sales. The shares are to be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

In March 2011, the Company engaged a marketing company to as provide marketing and branding services in order to increase the distribution of the Company’s products. The agreement is for 12 months automatically renewable for 12 months and provides for monthly payments of $5,000. Additional consideration includes 500,000 shares of common stock of which half was paid on closing and the balance is due after 6 months. The Company also agreed to pay commissions on sales directly attributed to the services of the marketing company.

Subsequent to December 31, 2010, the Company borrowed an additional $13,500 from LeadDog Capital LP with interest payable at 16% per year.