Form 10-Q
period 2011-03-31
Spring Creek Healthcare Systems, Inc.
filed 2011-05-18
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

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
Yes   ☐     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 13, 2011 was 36,493,893.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$493	$1,083
Prepaid expenses	57,010	4,301
Total current assets	57,503	5,384

Available for sale securities	40,000	60,000
Intangibles	388,157	352,157

TOTAL ASSETS	$485,660	$417,541

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$360,861	$308,952
Notes payable - related party - net of discount of $10,000 and $129,000	617,426	581,132
Notes payable	40,500	40,500
Total current liabilities	1,018,787	930,584

Liability for unissued shares	172,858	81,858

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized 36,240,714 issued and outstanding	36,241	36,241
Additional paid-in capital	4,734,275	4,734,275
Deficit accumulated during the development stage	(5,156,501)	(5,065,417)
Accumulated other comprehensive loss	(320,000)	(300,000)
Total stockholders' deficiency	(705,985)	(594,901)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$485,660	$417,541

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From inception (May 11, 2006) to March 31,
	2011	2010	2011

General and Administrative	$69,883	$165,486	$3,337,335
Interest	20,218	21,933	102,814
Amortization of debt discount	983	44,148	264,962
Finance costs	-	-	1,824,844
Total expenses	91,084	231,567	5,529,955

Other expense/( income)- related to affiliated companies	-	(1,639)	(373,454)
Net income (loss)	$(91,084)	$(229,928)	$(5,156,501)

Income (loss) per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	36,240,714	33,957,777

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Three months ended		(May 11, 2006)
	March 31,		to March 31,
	2011	2010	2011
Cash Flows Used in Operating Activities
Net Loss	$(91,084)	$(229,928)	$(5,156,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	983	44,148	264,962
Equity in losses of unconsolidated subsidiaries		30,550	34989
Gain on exchange in minority interest in BioCube, Inc.			(365,043)
Amortization of deferred compensation		1,121	13,450
Accrued interest – related party	19,811	16,933	109,237
Accrued interest			6,300
Services - noncash charges	2,291	55,000	2,235,199
Accrued fees from affiliates		(32,190)	(33,658)
Finance costs			1,824,629
Changes in operating assets and liabilities:
Prepaid expenses		4,436	(4,301)
Accounts payables and accrued expenses	51,909	23,829	393,396
Net Cash Used in Operating Activities	(16,090)	(86,101)	(677,341)
Cash Flows Used in Investing Activities
Loans to affiliated companies		(38,500)	(78,445)
Net Cash Used in Investing Activities		(38,500)	(78,445)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	15,500	81,305	559,779
Loans		50,000	130,000
Loan - repayment		(9,500)	(9,500)
Issuance of common stock			126,000
Repayment of related party loan			(50,000)
Net Cash Provided by Financing Activities	15,500	121,805	756,279
Net Increase (Decrease) in Cash	(590)	(2,796)	493
Cash at beginning of period	1,083	4,187	-
Cash at end of period	$493	$1,391	$493

Supplemental Disclosures
Non-cash investing and financing activities
Common stock to be issued in connection with:
Services	$55,000
Acquisition of intangibles	36,000
Settlement of payables		$5,000

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Deficit
					Accumulated	Accumulated
			Additional		Other	During	Total
	Common Stock		Paid -in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Income/(loss)	Stage	Deficiency
Shares issued to founders at $.01 per share	30,000,000	$30,000	-				$30,000
Net loss for period	-	-	-			$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-			(30,000)	-
Net loss for period	-	-	-			(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-			(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120			-	96,000
Net loss for period	-	-	-			(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120			(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200				28,050
Warrants issued in connection with:
Consulting fees	-	-	13,450	$(13,450)			-
Finance Costs			1,723,000				1,723,000
Indebtedness			231,537				231,537
Amortization of deferred compensation	-			4,110			4,110
Net loss for period	-	-	-	-		(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	33,730	2,088,307	(9,340)		(2,378,295)	(265,598)
Issuance of common stock in connection with:
Exercise of warrants	500,000	500	4,500				5,000
Indebtedness	785,714	786	221,643				222,429
Services - Board	250,000	250	132,250				132,500
Services – other	675,000	675	384,025				384,700
Acquisition of intangibles	300,000	300	269,700				270,000
Issuance of options Board and officers			1,245,313				1,245,313
Consulting fees			388,537				388,537
Amortization of deferred compensation				9,340			9,340
Net loss for period						(2,687,122)	(2,687,122)
Unrealized loss on Investments					(300,000)		(300,000)
Total comprehensive loss							(2,987,122)
Balance – December 31, 2010	36,240,714	$36,241	$4,734,275	$-	$(300,000)	$(5,065,417)	$(594,901)

Net loss for period						(91,084)	(91,084)
Unrealized loss on Investments					(20,000)		(20,000)
Total comprehensive loss							(111,084)
Balance – March 31, 2011	36,240,714	$36,241	$4,734,275	$-	$(320,000)	$(5,156,501)	$(705,985)

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

The Company intends to distribute and market products and technologies in the healthcare sector.  Spring Creek’s principal operating subsidiary is Stratis, whose primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources.  Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of healthcare products throughout its portfolio.   In 2010, the Company incorporated 2 new subsidiaries that are 51%-owned by the Company to market the products obtained through licensing arrangements for an oral spray technology for delivery of over-the-counter and prescription medications, including oral insulin through the buccal mucosa, and a topical therapy treatment for open wounds such as venous statis or decubitus ulcers.  In March 2011, the Company agreed to license the rights to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions.  Once the Company begins its commercialization of these rights, the Company will terminate the development stage presentation for its consolidated financial statements.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2010 filed with the Securities and Exchange Commission on Form 10-K on April 15, 2011.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 3,450,000 and 2,490,000 shares of common stock, respectively) are anti-dilutive, and has no impact on the consolidated results of operations presented.

New Accounting Pronouncements

In December 2010, The Financial Accounting Standards Board (“FASB”) adopted new disclosure guidance for supplementary pro forma information related by a public entity that enters into business combinations that are material on an individual or aggregate basis.   The guidance specifies that if the public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this did not have a material effect on the Company’s operations or financial condition.

Note 3.  Available for Sale Securities

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("BioCube") for 2 million shares of common stock of Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance. Alliance subsequently changed its name to BioCube, Inc.  The Company accounted for its investment in Alliance in accordance with FASB ASC Topic 320 - Investments and accordingly classified the investment as available for sale and recorded the investment at its fair value as of the acquisition date ($360,000), which resulted in a gain of $365,000.  Adjustments to the carrying value for subsequent changes in fair value are recorded as unrealized gains or losses in other comprehensive income in the consolidated statement of stockholders’ deficiency.  As a result of the decrease in the fair value during the period subsequent to July 12, 2010 through March 31, 2011, the Company recorded an unrealized loss of $320,000, of which $20,000 was recorded in the three month period ended March 31, 2011.

Note 4.  Intangibles

Intangibles as of March 31, 2011 consist of the following:

License for “Insect Repellent Composition Containing Essential Oils”	$82,000
License for an oral spray technology for delivery of medications through the buccal mucosa	270,000
License for the market rights to ReVersital 3-in-1 Microderma Stick	36,000
Total	$388,000

On March 11, 2011, the Company pursuant to a ten-year licensing agreement acquired the right to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions. The license is exclusive for the United States mass consumer market. The licensor received as consideration for the license 300,000 shares of the Company’s common stock valued at $36,00 based upon the fair value of the shares to be issued as of the date of the agreement; a 49% interest in a subsidiary of the Company which will hold the marketing rights to any products developed utilizing the license and a royalty of 5 % of net sales.

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

Note 5.  Notes payable - related party

The Company’s transactions with LeadDog Capital LP for the three months ended March 31, 2011 were as follows:

Balance at beginning of period	$581,132
New borrowings at 16% interest rate	15,500
Interest accrued	19,811

Accretion of discount	983
Balance at end of period	$617,426

           At March 31, 2011, notes and interest payable to related party includes unpaid interest of $102,029.   The notes are payable within one year of the origination date of the notes or under extensions through July 2011.

Note 6.  Liability for Unissued Shares

  As of March 31, 2011, the liability for unissued shares consists of shares issuable in accordance with:

Terminated agreement for services	$80,300
Marketing services agreement	55,000
Acquisition of licensing agreement – see Note 4	36,000
Settlement – for services rendered	1,558
$172,858

 In March 2011, the Company engaged a marketing company to provide marketing and branding services in order to increase the distribution of the Company’s products. The agreement is for 12 months, automatically renewable for 12 months, and provides for monthly payments of $5,000. Additional consideration includes 500,000 shares of common stock of which half was to be issued on closing and the balance is due after 6 months. The Company also agreed to pay commissions on sales directly attributed to the services of the marketing company.

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

NOTE 7: Fair Value Measurements

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis is the Company investment which was classified as available for sale and valued using Level 1 inputs (see Note 3.)

Note 8.  Subsequent Events

In May 2011, the Board of Directors awarded non-cash compensation awards for services rendered to the officers, directors and certain consultants in the form of 3 million shares of common stock and options to purchase an aggregate of 15.4 million shares of common stock at a $0.05 per share exercise price.   In addition, the Board approved a compensation plan for the directors in which all directors were awarded 500,000 options to purchase common stock at an exercise price of $.05 except the Chairman who received options to purchase 125,000 shares as well as 250,000 shares of common stock.

Subsequent to March 31, 2011, the Company borrowed an additional $13,500 from LeadDog Capital LP with interest payable at 16% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 15, 2011.

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

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in the value of our holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated our financial statements with our controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

We believe that, through the experience of our management and directors, we have solid channels from which we may distribute our products and substantial resources to potentially generate a number of new opportunities for our Company. However, there can be no guarantee such relationships will lead to the origination of new products, acquisitions, or investments.  Our subsidiaries and their current product lines include:

DelRx Pharmaceuticals has developed a proprietary drug delivery technology for the transmucosal (the cavity between the cheek and gum) administration of large molecule drugs as a liquid dispersion, e.g., peptides like insulin, monoclonal, antibodies, hormones, vaccines and other proteins.  Currently, these macro-molecular drugs cannot be administered orally, and are instead injected, usually with a needle and syringe or by intravenous infusion. Utilizing this innovative delivery system, DelRx can provide better stability and may reduce the side effects seen with certain nasal delivery and inhalation methods. Two initial product lines are planned based on DelRx Pharmaceuticals’ patented IP portfolios. The first is the buccal delivery of insulin and the second is for treatment of osteoporosis pain management with fentanyl citrate.

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

Ecological Solutions has licensed the rights to manufacture a homeopathic insect repellent whose formulation is free of Deet. Deet is a commonly used ingredient in insect repellents that some consider to be too toxic for use on human skin.

In March 2011, the Company made its initial foray into the “Health and Beauty” segment of the healthcare market and formed a partially owned subsidiary, Sashiel Beauty, Inc.  Sashiel will specialize in developing premium cosmetic skincare products for effective skincare with a value-oriented approach.  Sashiel currently licenses two consumer products sold under the brand ReVersital® - Microderma Stick® Face, Throat, Décolleté, and Microderma Stick® Body, Elbows, Feet. Microderma Stick® is a microdermabrasion resurfacing stick with active moisturizers made to cleanse, exfoliate, and moisturize all in one dial-up application.  It is portable, easy to hold, and can reduce observable fine lines, wrinkles, acne scars, age spots, damage from UVA/UVB rays, skin discoloration and dry skin. The introductory product lines include a 2oz. resurfacing stick for sensitive and normal skin types and a 3oz. resurfacing stick for all skin types.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Expenses during the three months ended March 31, 2011 aggregated $91,000 versus $232,000 in the prior period.

            Our primary operating expenses include the payment of:  (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (iii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows:  $1,000 (2011) and $44,000 (2010) related to amortization of debt discount for the issuance of warrants in connection with indebtedness and $2,000 (2011) and $55,000 (2010) related to non-cash compensation. The non-cash charges principally relate to fair value accounting for the stock and option awards.  The decrease in cash used in operations was the result of a reduction in the use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 2011, the Company had a negative working capital of $961,000 and a stockholders’ deficiency of $706,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $560,000 from a related party (net of a repayment of $50,000) and from others $117,000 (net of repayment of $10,000). The Company has not as yet attained a level of operations that allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund the development of our new product lines. The report of our auditors on our financial statements for the year ended December 31, 2010 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cash Flows

The Company’s cash on hand at March 31, 2011 and December 31, 2010 was approximately $500 and $1,000, respectively.

Operating cash flows:   We had no operating sources of cash in 2011 and 2010.  The decrease in the cash used in operations in 2011 versus the prior year principally relates to the reduction in the expenses related to use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions.

Investing cash flows:   The Company had no investing activity in the 2011 period and used cash of $39,000 in connection with its affiliated companies in the prior year period.

Financing cash flows:   Net cash generated from financing in 2011 share consisted of $15,000 from loans from a related party.  Net cash provided by financing activities for the prior year was $121,000, which represents proceeds from loans from a related party of $81,000 and from others of $41,000, net of a repayment of $10,000.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements.

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

            We used the Black-Scholes option pricing model to determine the fair value of stock options in connection with stock based compensation charges as well as certain finance cost charges when we issued warrants in connection with the issuance of indebtedness. The determination of the fair value of stock-based payment awards or warrants on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

As of March 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2011.

Spring Creek Healthcare Systems, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer