Form 10-Q
period 2011-06-30
Spring Creek Healthcare Systems, Inc.
filed 2011-08-22
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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
Yes   ☐     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 18, 2011 was 41,309,421.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet of Spring Creek Healthcare Systems, Inc. at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from inception (May 11, 2006) to June 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from inception (May 11, 2006) to June 30, 2011 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the period from inception (May 11, 2006) to June 30, 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash	$7	$1,083
Prepaid expenses	39,058	4,301
Total current assets	39,065	5,384

Available for sale securities	60,000	60,000
Intangibles	388,157	352,157

TOTAL ASSETS	$487,222	$417,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$421,404	$308,952
Notes payable - related party - net of discount of $2,622 (2010)	643,517	581,132
Notes payable	15,500	40,500
Total current liabilities	1,080,421	930,584

Liability for unissued shares	107,800	81,858

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized and 41,309,421 and 36,240,714
issued and outstanding	41,309	36,241
Additional paid-in capital	5,651,197	4,734,275
Accumulated deficit during the development stage	(6,093,505)	(5,065,417)
Accumulated other comprehensive loss	(300,000)	(300,000)
Total stockholders' deficiency	(700,999)	(594,901)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$487,222	$417,541

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From inception (May 11, 2006) to June 30,
	2011	2010	2011	2010	2011

General and Administrative	$905,027	$2,298,218	$974,910	$2,463,704	$4,242,362
Interest	20,781	18,623	40,999	40,556	123,595
Amortization of debt discount	2,575	63,487	3,558	107,635	267,537
Finance costs	8,621	-	8,621	-	1,833,465
Total expenses	937,004	2,380,328	1,028,088	2,611,895	6,466,959

Other expense/( income)- related to affiliated companies	-	1,168	-	(471)	(373,454)

Net loss	$(937,004)	$(2,381,496)	$(1,028,088)	$(2,611,424)	$(6,093,505)

Loss per share – basic and diluted	$(0.02)	$(0.07)	$(0.03)	$(0.08)

Weighted average shares outstanding	38,753,660	34,258,571	37,504,129	34,109,006

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Six months ended		(May 11, 2006)
	June 30,		to June
	2011	2010	30, 2011
Cash Flows Used in Operating Activities
Net Loss	$(1,028,088)	$(2,611,424)	$(6,093,505)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	3,558	107,635	267,537
Accrued interest payable -related party	40,447	31,873	129,873
Services - noncash charges	816,979	2,151,050	3,049,887
Finance costs	8,578		1,833,207
Amortization of deferred compensation		9,370	13,450
Equity in losses of subsidiaries		30,550	34,989
Gain on exchange of minority interest in BioCube, Inc.			(365,043)
Accrued interest			6,300
Accrued fees from affiliates		(33,683)	(33,658)
Changes in operating assets and liabilities:
Prepaid expenses	4,201	12,515	(100)
Accounts payables and accrued expenses	121,749	91,072	463,235
Net Cash Used in Operating Activities	(32,576)	(211,072)	(693,827)

Cash Flows Used in Investing Activities
Loans to affiliated companies	-	(38,500)	(78,445)
Net Cash Used in Investing Activities	-	(38,500)	(78,445)

Cash Flows Provided By (Used In) Financing Activities
Loans from related party	31,500	128,760	575,779
Loans	-	130,000	130,000
Loan - prepayment	-	(9,500)	(9,500)
Issuance of common stock	-		126,000
Repayment of related party loan	-	-	(50,000)
Net Cash Provided by Financing Activities	31,500	249,260	772,279
Net Increase in Cash	(1,076)	(312)	7
Cash at beginning of period	1,083	4,187	-
Cash at end of period	$7	$3,785	$7

Supplemental Disclosures

Non-cash investing and financing activities

Common stock to be issued in connection with:
Acquisition of intangibles	$36,000
Services	55,000
Settlement of liabilities - net of loss of $8,800 in 2011	57,554	$5,000

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Deficit
					Accumulated	Accumulated
			Additional		Other	During	Total
	Common Stock		Paid -in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Income/(loss)	Stage	Deficiency
Shares issued to founders at $.01 per share	30,000,000	$30,000	-				$30,000
Net loss for period	-	-	-			$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-			(30,000)	-
Net loss for period	-	-	-			(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-			(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120			-	96,000
Net loss for period	-	-	-			(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120			(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200				28,050
Warrants issued in connection with:
Consulting fees	-	-	13,450	$(13,450)			-
Finance Costs			1,723,000				1,723,000
Indebtedness			231,537				231,537
Amortization of deferred compensation	-			4,110			4,110
Net loss for period	-	-	-	-		(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	33,730	2,088,307	(9,340)		(2,378,295)	(265,598)
Issuance of common stock in connection with:
Exercise of warrants	500,000	500	4,500				5,000
Indebtedness	785,714	786	221,643				222,429
Services - Board	250,000	250	132,250				132,500
Services – other	675,000	675	384,025				384,700
Acquisition of intangibles	300,000	300	269,700				270,000
Issuance of options Board and officers			1,245,313				1,245,313
Consulting fees			388,537				388,537
Amortization of deferred compensation				9,340			9,340
Net loss for period						(2,687,122)	(2,687,122)
Unrealized loss on Investments					(300,000)		(300,000)
Total comprehensive loss							(2,987,122)
Balance – December 31, 2010	36,240,714	$36,241	$4,734,275	$-	$(300,000)	$(5,065,417)	$(594,901)
Issuance of shares in connection with: Settlement of indebtedness	1,268,707	1,268	56,285				57,553
Acquisition of intangibles	300,000	300	35,700				36,000
Services – Board and others	3,500,000	3,500	186,500				190,000
Issuance of options to Board and others			638,437				638,437

Net loss for period						(1,028,088)	(1,028,088)
Total comprehensive loss							(1,028,088)
Balance – June 30, 2011	41,309,421	$41,309	$5,651,197	$-	$(300,000)	$(6,093,505)	$(700,999)

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC.  AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting innovative products and services to market through the distribution network of its principal subsidiary, Stratis Healthcare, Inc. (“Stratis”).

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

The Company intends to distribute and market products and technologies in the healthcare sector.  Spring Creek’s principal subsidiary is Stratis, whose primary business is to distribute products to resellers and customers worldwide either directly, through distributors or through multi-channel resources.  Stratis will utilize strategic partnerships to warehouse, provide inventory control/monitoring, and distribute new Spring Creek products on a global basis.  Systems and processes will be designed to be efficient and repeatable so as to allow Spring Creek to implement cost-effective solutions for the distribution of healthcare products throughout its portfolio.   In 2010, the Company incorporated 2 new subsidiaries that are 51%-owned by the Company to market the products obtained through licensing arrangements for an oral spray technology for delivery of over-the-counter and prescription medications, including oral insulin through the buccal mucosa, and a topical therapy treatment for open wounds such as venous statis or decubitus ulcers.  In March 2011, the Company agreed to license the rights to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions.  Once the Company begins its commercialization of these rights, the Company will terminate the development stage presentation for its consolidated financial statements.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 20,975,000 and 2,490,000 shares of common stock, respectively at June 30, 2011) are anti-dilutive, and has no impact on the consolidated results of operations presented.

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

Note 3.  Available for Sale Securities

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("Old BioCube") for 2 million shares of common stock of Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance. Alliance subsequently merged with its subsidiary and changed its name to BioCube, Inc. (“New BioCube”). The Company accounted for its investment in New BioCube in accordance with FASB ASC Topic 320 - Investments and accordingly classified the investment as available for sale and recorded the investment at its fair value as of the acquisition date ($360,000), which resulted in a gain of $365,000.  Adjustments to the carrying value for subsequent changes in fair value are recorded as unrealized gains or losses in other comprehensive income in the consolidated statement of stockholders’ deficiency.  As a result of the decrease in the fair value during the period subsequent to July 12, 2010 through June 30, 2011, the Company recorded an unrealized loss of $300,000, of which $20,000 and none was recorded in the three and six month periods ended June 30, 2011.

Note 4.  Intangibles

Intangibles as of June 30, 2011 consist of the following:

License for “Insect Repellent Composition Containing Essential Oils”	$82,000
License for an oral spray technology for delivery of medications through the buccal mucosa	270,000
License for the market rights to ReVersital 3-in-1 Microderma Stick	36,000
Total	$388,000

On March 11, 2011, the Company pursuant to a ten-year licensing agreement acquired the right to market the ReVersital® family of microdermabrasion products and all of its proprietary line extensions. The license is exclusive for the United States mass consumer market. The licensor received as consideration for the license 300,000 shares of the Company’s common stock valued at $36,000 based upon the fair value of the shares to be issued as of the date of the agreement; a 49% interest in a subsidiary of the Company which will hold the marketing rights to any products developed utilizing the license and a royalty of 5 % of net sales.

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

Note 5.  Notes Payable - Related Party

The Company’s transactions with LeadDog Capital LP for the six months ended June 30, 2011 were as follows:

Balance at beginning of period	$581,132
New borrowings at 16% interest rate	31,500
Interest accrued	40,447
Redemption of indebtedness ($10,000 principal and $3,120 accrued interest) by the issuance of 328,028 shares of common stock	(13,120)
Accretion of discount	3,558
Balance at end of period	$643,517

           At June 30, 2011, notes and interest payable to related party includes unpaid interest of $117,984.   The notes are payable within six months of the origination date of the notes or under extensions through July 2011.

Note 6.  Liability for Unissued Shares

  As of June 30, 2011, the liability for unissued shares consists of shares issuable in accordance with:

Terminated agreement for services	$80,300
Marketing services agreement	27,500
$107,800

 In March 2011, the Company engaged a marketing company to provide marketing and branding services in order to increase the distribution of the Company’s products. The agreement is for 12 months, automatically renewable for 12 months, and provides for monthly payments of $5,000. Additional consideration includes 500,000 shares of common stock of which half was issued at the time of the closing and the balance is due after 6 months. The Company also agreed to pay commissions on sales directly attributed to the services of the marketing company.

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

NOTE 7: Shareholders’ Deficiency

In May 2011, the Board of Directors awarded non-cash compensation awards for services rendered to the officers, directors and certain consultants in the form of 3 million shares of common stock and options to purchase an aggregate of 15.4 million shares of common stock at a $0.05 per share exercise price.   In addition, the Board approved a compensation plan for the directors in which all directors were awarded 500,000 options to purchase common stock at an exercise price of $.05 except the Chairman who received options to purchase 125,000 shares as well as 250,000 shares of common stock.  As of the time of issuance of the shares and options, the Company recorded non-cash compensation charges of $801,000 as all grants were immediately vested.  The options have a term of 5 years.

The fair value of option grants were estimated on the date of grant in May 2011using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5years
Risk-free rate	1.95%

In May 2011, the holder of a note payable amounting to $40,500 from the Company, agreed to redeem a portion of the note ($25,000) for 737,500 shares of the Company’s common stock. The Company recorded a loss on the transaction of $11,875 based upon the fair value of the shares.  Also in May 2011, the Company settled amounts due to a consultant by issuing 200,000 shares of common stock.  The Company recorded a gain of $3,102 as a result of the settlement based upon the fair value of the shares issued.  See also Note 5 Notes Payable – Related Party as to the issuance of additional common shares to redeem outstanding indebtedness.

NOTE 8: Fair Value Measurements

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

Note 9.  Subsequent Events

Subsequent to June 30, 2011, the Company, though August 18, 2011, borrowed an additional $6,000 from LeadDog Capital LP with interest payable at 16% per year.

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

OVERVIEW

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute novel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting innovative products and services to market through the distribution network of its principal subsidiary, Stratis Healthcare, Inc. (“Stratis”).

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

DelRx Pharmaceuticals has acquired through a license a proprietary drug delivery technology for the transmucosal (the cavity between the cheek and gum) administration of large molecule drugs as a liquid dispersion, e.g., peptides like insulin, monoclonal, antibodies, hormones, vaccines and other proteins.  Currently, these macro-molecular drugs cannot be administered orally, and are instead injected, usually with a needle and syringe or by intravenous infusion. Utilizing this innovative delivery system, DelRx can provide better stability and may reduce the side effects seen with certain nasal delivery and inhalation methods. Two initial product lines are planned based on DelRx Pharmaceuticals’ patented IP portfolios. The first is the buccal delivery of insulin and the second is for treatment of osteoporosis pain management with fentanyl citrate.

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

Ecological Solutions has licensed the rights to manufacture a homeopathic insect repellent whose formulation is free of Deet. Deet is a commonly used ingredient in insect repellents that some consider being too toxic for use on human skin.

In March 2011, the Company made its initial foray into the “Health and Beauty” segment of the healthcare market and formed a partially owned subsidiary, Sashiel Beauty, Inc.  Sashiel will specialize in developing premium cosmetic skincare products for effective skincare with a value-oriented approach.  Sashiel currently licenses two consumer products sold under the brand ReVersital® - Microderma Stick® Face, Throat, Dйcolletй, and Microderma Stick® Body, Elbows, Feet. Microderma Stick® is a microdermabrasion resurfacing stick with active moisturizers made to cleanse, exfoliate, and moisturize all in one dial-up application.  It is portable, easy to hold, and can reduce observable fine lines, wrinkles, acne scars, age spots, damage from UVA/UVB rays, skin discoloration and dry skin. The introductory product lines include a 2oz. resurfacing stick for sensitive and normal skin types and a 3oz. resurfacing stick for all skin types.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Expenses during the three months ended June 30, 2011 aggregated $937,000 versus $2.4 million in the prior year period.

            Our primary expenses include the payment of:  (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (iii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows:  $3,000 (2011) and $63,000 (2010) related to amortization of debt discount for the issuance of warrants in connection with indebtedness, and $815,000 (2011) and $55,000 (2010) related to non-cash compensation. The non-cash charges principally relate to fair value accounting for the stock and option awards.  The decrease in cash used in operations was the result of a reduction in the use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions.

Six Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Expenses during the six months ended June 30, 2011 aggregated $1.0 million versus $2.6 million in the prior year period.

            Our primary expenses include the payment of:  (i) consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (iii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows:  $4,000 (2011) and $108,000 (2010) related to amortization of debt discount for the issuance of warrants in connection with indebtedness, and $817,000 (2011) and $55,000 (2010) related to non-cash compensation. The non-cash charges principally relate to fair value accounting for the stock and option awards.  Finance costs in 2011 period represents net non-cash charge related to the issuance of our common stock to reduce outstanding indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

            As of June 30, 2011, the Company had a negative working capital of $1.0 million and a stockholders’ deficiency of $701,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $526,000 from a related party (net of a repayment of $50,000) and from others $120,000 (net of repayment of $10,000). The Company has not as yet attained a level of operations that allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund the development of our new product lines. The report of our auditors on our financial statements for the year ended December 31, 2010 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cash Flows

The Company’s cash on hand at June 30, 2011 and December 31, 2010 was approximately $7 and $1,100, respectively.

Operating cash flows:   We had no operating sources of cash in 2011 and 2010.  The decrease in the cash used in operations in 2011 versus the prior year principally relates to the reduction in the expenses related to use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions and the related increase in the deferral of current amounts due the consultants and professionals as reflected in the increase in accounts payable .

Investing cash flows:   The Company had no investing activity in the 2011 period and used cash of $39,000 in connection with its affiliated companies in the prior year period.

Financing cash flows:   Net cash generated from financing in 2011 share consisted of $32,000 from loans from a related party.  Net cash provided by financing activities for the prior year was $249,000, which represents proceeds from loans from a related party of $129,000 and from others of $121,000, net of a repayment of $10,000.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements.

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

As of June 30, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011 there were no changes in our system of internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2011.

Spring Creek Healthcare Systems, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer