Form 10-Q
period 2011-09-30
Spring Creek Healthcare Systems, Inc.
filed 2011-11-21
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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
Yes   ☐     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 21, 2011 was 43,770,421.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$1,083
Prepaid expenses	43,778	4,301
Total current assets	43,778	5,384

Available for sale securities	40,000	60,000
Intangibles	306,000	352,157

TOTAL ASSETS	$389,778	$417,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$501,726	$308,952
Notes payable - related party - net of discount of $3,558 (2010)	653,227	581,132

Notes payable	-	40,500
Liability for unissued shares	107,800	81,858
Total current liabilities	1,262,753	1,012,442

STOCKHOLDERS' DEFICIENCY
Common stock, par value $.001 per share; 75,000,000
shares authorized and 43,770,421 and 36,240,714
issued and outstanding	43,770	36,241
Additional paid-in capital	5,697,956	4,734,275
Accumulated deficit during the development stage	(6,294,701)	(5,065,417)
Accumulated other comprehensive loss	(320,000)	(300,000)
Total stockholders' deficiency	(872,975)	(594,901)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$389,778	$417,541

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From inception (May 11, 2006) to September 30,
	2011	2010	2011	2010	2011
Costs and Expenses
General and administrative	$93,474	$182,130	$1,068,384	$2,645,834	$4,335,836
Impairment of intangibles	82,157		82,157		82,157
Interest	22,393	15,642	63,392	56,198	145,988
Amortization of debt discount	-	47,593	3,558	155,228	267,537
Finance costs	3,172	24,400	11,793	24,400	1,836,637
Total expenses	201,196	269,765	1,229,284	2,881,660	6,668,155

Other expense/( income)- related to affiliated companies	-	(359,583)	-	(360,054)	(373,454)

Net income/(loss)	$(201,196)	$89,818	$(1,229,284)	$(2,521,606)	$(6,294,701)

Net income/(loss) per share – basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.07)

Weighted average shares outstanding	42,412,426	35,162,120	39,002,850	34,463,901

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC. AND SUBSIDIARY COMPANIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From inception
	Nine months ended		(May 11, 2006)
	September 30,		to September
	2011	2010	30, 2011
Cash Flows Used in Operating Activities
Net Loss	$(1,229,284)	$(2,521,606)	$(6,294,701)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	3,558	155,228	267,537
Accrued interest payable -related party	62,606	52,362	152,032
Services - noncash charges	832,729	2,232,908	3,065,637
Finance costs	11,750	24,400	1,836,379
Write-off of Intangibles	82,157		82,157
Amortization of deferred compensation		9,340	13,450
Equity in losses of subsidiaries		34,989	34,989
Gain on exchange of minority interest in BioCube, Inc.		(365,043)	(365,043)
Accrued interest		2,016	6,300
Accrued fees from affiliates		(33,658)	(33,658)
Changes in operating assets and liabilities:
Prepaid expenses	(14,270)	12,415	(18,571)
Accounts payables and accrued expenses	202,071	163,471	543,558
Net Cash Used in Operating Activities	(48,683)	(233,178)	(709,934)

Cash Flows Used in Investing Activities
Loans to affiliated companies	-	(38,500)	(78,445)
Net Cash Used in Investing Activities	-	(38,500)	(78,445)

Cash Flows Provided By (Used In) Financing Activities
Loans from related party	47,600	142,310	591,879
Loans	-	130,000	130,000
Loan - prepayment	-	(9,500)	(9,500)
Issuance of common stock	-	5,000	126,000
Repayment of related party loan	-	-	(50,000)
Net Cash Provided by Financing Activities	47,600	267,810	788,379
Net Decrease in Cash	(1,083)	(3,868)	-
Cash at beginning of period	1,083	4,187	-
Cash at end of period	$-	$319	$-

Supplemental Disclosures

Non-cash investing and financing activities

Common stock, including common stock to be issued, in connection with:
Acquisition of intangibles	$36,000	$270,000	$306,00
Services	192,000	517,200	709,200
Settlement of liabilities - net of loss of $11,750 and $102,000, in 2011and 2010, respectively,	104,774	222,429	327,202

Issuance of options	638,437	1,633,850	2,272,287
Issuance of warrants inconneciton with:
Services			13,450
Finance costs			1,723,000

See notes to consolidated financial statement

SPRING CREEK HEALTHCARE SYSTEMS, INC AND SUBSIDIARY COMPANIES
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

					Accumulated	Deficit Accumulated
			Additional		Other	During	Total
	Common Stock		Paid -in	Deferred	Comprehensive	Development	Stockholders'
	Shares	Amount	Capital	Compensation	Income/(loss)	Stage	Deficiency
Shares issued to founders at $.01 per share	30,000,000	$30,000	-				$30,000
Net loss for period	-	-	-			$(30,000)	(30,000)
Balance - December 31, 2006	30,000,000	30,000	-			(30,000)	-
Net loss for period	-	-	-			(23,655)	(23,655)
Balance - December 31, 2007	30,000,000	30,000	-			(53,655)	(23,655)
Shares issued at $.033 per share	2,880,000	2,880	$93,120			-	96,000
Net loss for period	-	-	-			(72,845)	(72,845)
Balance - December 31, 2008	32,880,000	32,880	93,120			(126,500)	(500)
Shares issued in settlement of payables	850,000	850	27,200				28,050
Warrants issued in connection with:
Consulting fees	-	-	13,450	$(13,450)			-
Finance Costs			1,723,000				1,723,000
Indebtedness			231,537				231,537
Amortization of deferred compensation	-			4,110			4,110
Net loss for period	-	-	-	-		(2,251,795)	(2,251,795)
Balance - December 31, 2009	33,730,000	33,730	2,088,307	(9,340)		(2,378,295)	(265,598)
Issuance of common stock in connection with:
Exercise of warrants	500,000	500	4,500				5,000
Indebtedness	785,714	786	221,643				222,429
Services - Board	250,000	250	132,250				132,500
Services – other	675,000	675	384,025				384,700
Acquisition of intangibles	300,000	300	269,700				270,000
Issuance of options to: Board and Officers			1,245,313				1,245,313
Consulting fees			388,537				388,537
Amortization of deferred compensation				9,340			9,340
Net loss for period						(2,687,122)	(2,687,122)
Unrealized loss on investments					(300,000)		(300,000)
Total comprehensive loss							(2,987,122)
Balance – December 31, 2010	36,240,714	$36,241	$4,734,275	$-	$(300,000)	$(5,065,417)	$(594,901)
Issuance of shares in connection with: Settlement of indebtedness	3,629,707	3,629	101,144				104,773
Acquisition of intangibles	300,000	300	35,700				36,000
Services – Board and others	3,600,000	3,600	188,400				192,000
Issuance of options to Board and others			638,437				638,437

Net loss for period						(1,229,284)	(1,229,284)
Unrealized loss on investments available for sale					(20,000)		(20,000)
Total comprehensive loss							(1249,284)
Balance – September 30, 2011	43,770,421	$43,770	$5,697,956	$-	$(320,000)	$(6,294,701)	$(872,975)

See notes to consolidated financial statements

SPRING CREEK HEALTHCARE SYSTEMS, INC.  AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute inovativel solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting innovative products and services to market through the distribution network of its principal subsidiary, Stratis Healthcare, Inc. (“Stratis”).

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 18,475,000 and 2,490,000 shares of common stock, respectively at September 30, 2011) are anti-dilutive, and has no impact on the consolidated results of operations presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

In June 2011, the FASB issued an update to ASC 220, Comprehensive Incomes. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The update will become effective for the Company as of January 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.

Note 3.  Available for Sale Securities

On July 12, 2010, the Company exchanged its minority interest in BioCube, Inc. ("Old BioCube") for 2 million shares of common stock of Alliance Network Communications, Inc. ("Alliance") in connection with a transaction in which BioCube became a wholly-owned subsidiary of Alliance. Alliance subsequently merged with its subsidiary and changed its name to BioCube, Inc. (“New BioCube”). The Company accounted for its investment in New BioCube in accordance with FASB ASC Topic 320 - Investments and accordingly classified the investment as available for sale and recorded the investment at its fair value as of the acquisition date ($360,000), which resulted in a gain of $365,000.  Adjustments to the carrying value for subsequent changes in fair value are recorded as unrealized gains or losses in other comprehensive income in the consolidated statement of stockholders’ deficiency.  As a result of the decrease in the fair value during the period subsequent to July 12, 2010 through September 30, 2011, the Company recorded an unrealized loss of $320,000, of which $20,000 was recorded in the three and nine month periods ended September 30, 2011 and $120,000 in the three and nine months ended September 30, 2010.

Note 4.  Intangibles

Intangibles as of September 30 2011 consist of the following:

License for an oral spray technology for delivery of medications through the buccal mucosa	$270,000
License for the market rights to ReVersital 3-in-1 Microderma Stick	36,000
Total	$306,000

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
$82,000

During the quarter ended September 30, 2011, The Company decided to discontinue its efforts to market this product and recorded an impairment in the valuation of its investment in the intangible rights with a charge of $82,000 to operations for the period.

On April 27 and May 19, 2010, the Company entered into licensing agreements with McCoy Enterprise, LLC (the “licensor”), whereby the Company exclusively licensed (i) an oral spray technology for delivery of over-the-counter and prescription medications, including oral insulin through the buccal mucosa and (ii) a topical therapy treatment for open wounds such as venous statis or decubitus ulcers.  The exclusive licenses include world-wide rights in perpetuity.  The licensor received as consideration for each license a 49% interest in each of 2 subsidiaries of the Company, which will hold the marketing rights to any products developed utilizing each license.  In addition, the licensor received 300,000 shares of the Company’s common stock in connection with the buccal mucosa license.  The Company recorded the buccal mucosa license right as an Intangible valued at $270,000 based upon the fair value of the shares issued.  In September 2011, the licensor transferred the oral spray technology patents to the Company in return for a royalty interest in the revenues to be derived from the sales of related products. In addition, the licensor agreed to terminate the license agreement, dated April 27, 2011 and returned the 49% interest in the Company’s subsidiary set up to market the licensed rights.

Note 5.  Notes Payable - Related Party

The Company’s transactions with LeadDog Capital LP for the nine months ended September 30, 2011 were as follows:

Balance at beginning of period	$581,132
New borrowings at 16% interest rate	47,600
Interest accrued	62,606
Redemption of indebtedness ($30,000 principal and $11,669 accrued interest) by the issuance of 1,914,2028 shares of common stock	(41,669)
Accretion of discount	3,558
Balance at end of period	$653,227

           At September 30, 2011, notes and interest payable to related party includes unpaid interest of $129,031.   The notes are payable within one year the origination date of the notes or under extensions through September 30, 2012, as a result of an extension entered into in October 2011 (see Note 9)..

Note 6.  Liability for Unissued Shares

  As of September 30, 2011, the liability for unissued shares consists of shares issuable in accordance with:

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

During 2011, the holder of a note payable amounting to $40,500 from the Company, agreed to redeem the note for 1,512,500 shares of the Company’s common stock. The Company recorded a loss on the transaction of $11,875 based upon the fair value of the shares.  Also in May 2011, the Company settled amounts due to a consultant by issuing 200,000 shares of common stock.  The Company recorded a gain of $3,102 as a result of the settlement based upon the fair value of the shares issued.  See also Note 5 Notes Payable – Related Party as to the issuance of additional common shares to redeem outstanding indebtedness.

In September 2011, The Board of Directors awarded 100,000 shares of common stock to a consultant for administrative and other services and recorded a charge to operations of $2,000 based upon the fair market value of the shares issued.

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

Note 9.  Subsequent Events

Subsequent to September 30, 2011, the Company, though November 21, 2011, borrowed an additional $7,625 from LeadDog Capital LP with interest payable at 16% per year.  In addition, in October 2011, LeadDog Capital LP extended the due date to September 30, 2011 on indebtedness amounting to $430,000 which was past due as of the date of the extension and to December 31, 2012 for $20,000 of indebtedness that had due dates through December 31, 2011 in return for a three year warrant to purchase 1 million shares of the Company’s common stock at $.001 per share.

On November 8, 2011, the Company’s Board of Directors approved the repricing of the exercise price for all outstanding options to $.01 per share from their original terms of $0.53 and $0.05 per share.  No other terms related to the outstanding options were altered.

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

OVERVIEW

Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) (“Spring Creek” or the “Company”) is a healthcare company whose business plan is to distribute innovative solutions for the medical, pharmaceutical and healthcare markets to resellers and consumers worldwide. Spring Creek actively pursues emerging opportunities in the healthcare industry by selecting innovative products and services to market through the distribution network of its principal subsidiary, Stratis Healthcare, Inc. (“Stratis”).

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

We believe that, through the experience of our management and directors, we have solid channels from which we may distribute our products and substantial resources to potentially generate a number of new opportunities for our Company. However, there can be no guarantee such relationships will lead to the origination of new products, acquisitions, or investments.  Our product lines include:

The Company has acquired the patents to a proprietary drug delivery technology for the transmucosal (the cavity between the cheek and gum) administration of large molecule drugs as a liquid dispersion, e.g., peptides like insulin, monoclonal, antibodies, hormones, vaccines and other proteins.  Currently, these macro-molecular drugs cannot be administered orally, and are instead injected, usually with a needle and syringe or by intravenous infusion. Utilizing this innovative delivery system, the Company can provide better stability and may reduce the side effects seen with certain nasal delivery and inhalation methods. Two initial product lines are planned based on the Company’s patented IP portfolio. The first is the buccal delivery of insulin and the second is for treatment of osteoporosis pain management with fentanyl citrate.

The Company has licensed a patent pending drug product which represents a fundamentally new combination approach to the topical treatment of open wounds such as diabetic foot ulcers, venous stasis or decubitus ulcers (bed sores). The product can be developed as a prescription drug for the treatment of bed sores but has potential in other clinical indications, even in over-the-counter concentrations that could treat wounds, burns and various skin irritations, including rashes and insect bites.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Expenses during the three months ended September 30, 2011 aggregated $201,000 versus $270.000 in the prior year period.

            Our primary expenses include the payment of:  (i) payroll and consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (iii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows: $82,000 (2011) in connection with the recording of an impairment in the value of intangible assets; $48,000 (2010) related to amortization of debt discount for the issuance of warrants in connection with indebtedness, $3,000 (2011) and ($24,000) loss on conversion of indebtedness; and $16,000 (2011) related to non-cash compensation. The non-cash compensation charges principally relate to fair value accounting for the stock and option awards.  The decrease in cash used in operations was the result of a reduction in the use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions as well as extension of credit by the vendors.

Other income during the 2010 period principally relates to the gain ($365,000) recorded related to the exchange of our interest in BioCube, Inc. for 2 million shares of Alliance Networks Communications Holdings, Inc. ( subsequently renamed BioCube, Inc.). There was no other income in the 2011 three month period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Expenses during the nine months ended September 30, 2011 aggregated $1.2 million versus $2.9 million in the prior year period.

            Our primary expenses include the payment of:  (i) payroll and consulting fees under arrangements to fund costs related to personnel, advisors as well as other administrative expenses; (ii) interest on borrowings; and (iii) professional services including legal, accounting and transfer agent.  Each year was impacted by non-cash charges as follows:  $82,000 (2011) in connection with the recording of an impairment in the value of intangible assets; $4,000 (2011) and $155,288(2010) related to amortization of debt discount for the issuance of warrants in connection with indebtedness, and $833,000 (2011); $12,000 (2011) and ($24,000) loss on conversion of indebtedness;  and $2.2 million (2010) related to non-cash compensation. The non-cash compensation charges principally relate to fair value accounting for the stock and option awards.

Other income during the 2010 period principally relates to the gain ($365,000) recorded related to the exchange of our interest in BioCube, Inc. for 2 million shares of Alliance Networks Communications Holdings, Inc. ( subsequently renamed BioCube, Inc.). There was no other income in the 2011 three month period.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2011, the Company had a negative working capital of $1.1 million and a stockholders’ deficiency of $873,000. Since inception, we generated net cash proceeds of $126,000 from equity placements and borrowed $542,000 from a related party (net of a repayment of $50,000) and from others $120,000 (net of repayment of $10,000). The Company has not as yet attained a level of operations that allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund the development of our new product lines. The report of our auditors on our financial statements for the year ended December 31, 2010 includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cash Flows

The Company’s cash on hand at September 30, 2011 and December 31, 2010 was approximately none and $1,100, respectively.

Operating cash flows:   We had no operating sources of cash in 2011 and 2010.  The decrease in the cash used in operations in 2011 versus the prior year principally relates to the reduction in the expenses related to use of consultants and professionals in the 2011 period as the Company was developing a new business plan as a result of its recent rights acquisitions and the related increase in the deferral of current amounts due the consultants and professionals as reflected in the increase in accounts payable.

Investing cash flows:   The Company had no investing activity in the 2011 period and used cash of $39,000 in connection with its affiliated companies in the prior year period.

Financing cash flows:   Net cash generated from financing in 2011 share consisted of $48,000 from loans from a related party.  Net cash provided by financing activities for the prior year was $268,000, which represents proceeds from loans from a related party of $142,000 and from others of $121,000, net of a repayment of $10,000.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements.

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

As of September 30, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011 there were no changes in our system of internal controls over financial reporting.

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

During August 2011, the holder of a note payable amounting to $15,500 from the Company, agreed to redeem the note for 775,000 shares of the Company’s common stock. In addition, LeadDog Capital LP redeemed a note amounting to $20,000 from the Company and accrued interest of $8, 548 for 1,586,000 shares.

In October 2011, LeadDog Capital LP extended the due date to September 30, 2011 on indebtedness amounting to $430,000 which was past due as of the date of the extension and to December 31, 2012 for $20,000 of indebtedness that had due dates through December 31, 2011 in return for a three year warrant to purchase 1 million shares of the Company’s common stock at $.001.

Each of these securities were issued without registration under the Securities Act of 1933, as amended, as transactions not involving a public offering, pursuant to Section 4 (2) of that Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at September 30, 2011, and December 31,2010 , (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and for the period from inception (May 11, 2006) to September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the period from inception (May 11, 2006) to September 30, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this quarterly report on form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November  21, 2011.

Spring Creek Healthcare Systems, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer