Form 10-Q/A
period 2011-03-31
Spring Creek Healthcare Systems, Inc.
filed 2012-01-03
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00783

SPRING CREEK HEALTHCARE SYSTEMS, INC .
(Exact name of registrant as specified in its charter)

Nevada	98-0496750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South Suite 1000 Freehold, NJ	07728
(Address of principal executive office)	(Zip Code)

(646) 961-4459
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)
120 Wall Street
Suite 2401
New York, N.Y. 10005

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

SPRING CREEK HEALTHCARE SYSTEMS, INC.

TABLE OF CONTENTS

PART II

Item 6.	Exhibits	3

Signatures		4

EXPLANATORY NOTE

     For the quarter ended March 31, 2011, Spring Creek Healthcare Systems, Inc. was obligated to include in its Form 10-Q (the “10-Q) Exhibit 31.1 and 31.2 – Certifications by our Chief Executive and Financial Officers in a prescribed format.  As a result of comments received from the staff of the Securities and Exchange Commission (“SEC”), we are filing this amendment to file correctly worded exhibits.

    This Form 10-Q/A continues to speak as of the date of the original Form 10-Q and other than as specifically reflected in this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related disclosures.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 3, 2012.

Spring Creek Healthcare Systems, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer

4