Form 10-Q/A
period 2011-09-30
Spring Creek Healthcare Systems, Inc.
filed 2012-01-03
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     For the quarter ended September 30, 2011, Spring Creek Healthcare Systems, Inc. was obligated to include in its Form 10-Q (the “10-Q) Exhibit 31.1 and 31.2 – Certifications by our Chief Executive and Financial Officers in a prescribed format.  As a result of comments received from the staff of the Securities and Exchange Commission (“SEC”), we are filing this amendment to file correctly worded exhibits.

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