Form 10-K/A
period 2010-12-31
Spring Creek Healthcare Systems, Inc.
filed 2012-01-18
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K /A

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

(Registrant's Telephone Number, including Area Code) (646) 961-4459

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

None.

EXPLANATORY NOTE

For the year ended December 31, 2010, Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) was obligated to include in its Form 10-K (the “10-K”) the predecessor auditor’s report which covered the cumulative data for the period from inception (May 11, 2006) to December 31, 2008.  As a result of comments received from the staff of the Securities and Exchange Commission (“SEC”), we are filing this amendment to file the report.

This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer and Director
Dated: January 18, 2012

/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director
Dated: January 18, 2012

/s/ Robert Hanfling
Robert Hanfling
Director
Dated: January 18, 2012

/s/ Richard Rifenburgh
Richard Rifenburgh
Director
Dated: January 18, 2012

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

4