Form 10-K/A
period 2010-12-31
Spring Creek Healthcare Systems, Inc.
filed 2012-02-21
CIK 1366823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K/A2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  814-00783
SPRING CREEK HEALTHCARE SYSTEMS, INC.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	98-0496750
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 1000 Freehold, NJ	07728
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, including Area Code) (646)961-4459

 Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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

None.

1

EXPLANATORY NOTE

For the year ended December 31, 2010, Spring Creek Healthcare Systems, Inc. (formerly Spring Creek Capital Corp.) was obligated to include in its Form 10-K (the “10-K”) the predecessor auditor’s report which covered the cumulative data for the period from inception (May 11, 2006) to December 31, 2008.  As a result of comments received from the staff of the Securities and Exchange Commission (“SEC”), we are filing this amendment to file the report along all the information reported by Item 8 of Form 10-K, all as previously filed.

    This Form 10-K/A2 continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A2 does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures

2

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

3

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK HEALTHCARE SYSTEMS, INC.

Dated: February 21, 2012	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer and Director

Dated: February 21, 2012	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director

Dated: February 21, 2012	/s/ Robert Hanfling
Robert Hanfling
Director

Dated: February 21, 2012	/s/ Richard Rifenburgh
Richard Rifenburgh
Director

4

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

The adoption of these standards is not expected to have a material impact on the Company’s results of operations, cash flows or financial position .

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